Form 10-K
period 2022-12-31
Babylon Holdings Ltd
filed 2023-03-16
CIK 1866390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-40952
_____________________

BABYLON HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)
_____________________

Bailiwick of Jersey, Channel Islands (State or other jurisdiction of incorporation or organization)	001-40952 (Commission File Number)	98-1638964 (I.R.S. Employer Identification Number)
2500 Bee Cave Road Building 1 - Suite 400 Austin, TX 78746
(Address of principal executive offices and zip code)
(512) 967-3787
(Registrant's telephone number, including area code)
_____________________
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value, $0.001056433113 per share	BBLN	New York Stock Exchange
Securities registered or to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2022, the aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant was $153,484,142.
As of March 1, 2023, 24,860,752 shares of Class A ordinary shares, par value $0.001056433113 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

PART I
Item 1. Business

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K (this “Annual Report”) to the terms “Company,” “company,” “Babylon,” the “Group,” “we,” “us,” “our” and similar terms refer to Babylon Holdings Limited, together with its subsidiaries. Certain member counts are rounded to the nearest thousand.

Business Overview

History and Development of the Company

We are a leading digital-first, value-based care company. Our mission is to make high quality healthcare accessible and affordable for everyone on Earth. We believe we are poised to reengineer the global healthcare market to better align system-wide incentives and to shift the focus from reactive sick care to preventative healthcare, resulting in better member health, improved member experience and reduced costs. To this end, we are building an integrated digital first primary care service that can manage population health at scale. We combine artificial intelligence and broader technologies with human expertise to deliver modern healthcare. Through the devices people already own, we offer millions of people globally ongoing, always-on care.

We were founded by our Chief Executive Officer, Dr. Ali Parsadoust, in 2013. Babylon Holdings Limited was incorporated on April 11, 2014 and is entering its tenth year of operation. Babylon is a company limited by shares organized under the laws of the Bailiwick of Jersey. Its registered office is at 31 Esplanade, St. Helier, Jersey, JE2 3QA. The mailing address of Babylon’s headquarters and principal executive offices is 2500 Bee Cave Road, Austin, TX 78746, and Babylon’s telephone number is (512) 967-3787.

We have completed strategic investments, acquisitions, and divestitures in recent years to help improve our ability to deliver our products and services:

•Fresno Health Care. In October 2020, we acquired certain portions of the Fresno Health Care business of FirstChoice Medical Group (“FCMG”) for $25.7 million. This acquisition was intended to advance the growth of our value-based care services, by transitioning members to digital-first tools that will enable members to access our virtual care network in conjunction with the existing physical access to services.
•Meritage Medical Network. In April 2021, we acquired Meritage Medical Network (“Meritage”) for $31.0 million. This acquisition was intended to expand the growth of our value-based care services, by transitioning over 20,000 Medicare Advantage and Commercial Health Maintenance Organization (“HMO”) patients within the Meritage network to digital-first tools to enable members to access our virtual care network in conjunction with the existing physical access to services.
•Higi. On December 7, 2021, we exercised our option to acquire the remaining 74.7% equity interest in Higi SH Holdings, Inc. (“Higi”) pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated October 29, 2021 (the “Higi Acquisition Agreement”). The closing of this acquisition occurred on December 31, 2021. The exercise price of the option to acquire the remaining Higi equity stake included the payment of $4.6 million in cash and the issuance of 136,480 Class A ordinary shares at the closing, the payment of $5.4 million at the closing to satisfy the principal and interest payable by a subsidiary of Higi pursuant to a promissory note in favor of ALP Partners Limited, an entity owned by our founder and Chief Executive Officer, the future payment of up to $0.3 million and issuance of up to 19,631 additional Class A ordinary shares after the expiration of a 15-month indemnification holdback period, and the issuance of 79,200 restricted stock units for Higi continuing employees and consultants in respect of Class A ordinary shares, of which 49,502 were vested at closing. Higi provides digital healthcare services via a network of Smart Health Stations located in the United States, and makes health kiosks found in retail pharmacies and grocery stores that provide free screenings of blood pressure, weight, pulse and body mass index.

We believe the growing global healthcare market, which has been estimated at $10 trillion and is expected to continue to grow in the coming decades, has been unable to balance the need for accessibility, quality and affordability. These challenges, facing healthcare systems in both developed and developing markets, have not been properly addressed by the current, largely reactive care delivery model, which is often country or even region specific. While this is generally referred to as “health care,” we consider it “sick care,” as we believe the traditional fee-for-service (“FFS”) model is designed to focus on treating patients when they are sick rather than helping them stay healthy. In an effort to address resource scarcity, new healthcare technologies have begun to emerge; however, we believe that existing digital tools, including telemedicine, simply shift the site of care but do not address the fundamental issues of when and how care is provided. The frustrations and limitations of “sick care” are spurring a movement towards value-based-care (“VBC”) models, which offer a financial incentive to providers to lower the cost and improve the quality of healthcare. However, the traditional, non-digital-first, VBC model has yet to be implemented at scale, given the upfront human capital and physical infrastructure investment required with traditional care protocols.

We believe our solution reengineers the healthcare value chain by delivering a digital-first platform for value-based care at scale. Babylon 360 couples our digital platform with a VBC contract or other risk-based agreement with a health plan, healthcare provider or a government body and can provide managed care for our members across the care continuum. Under these agreements, we take financial responsibility for all or some of the surpluses or deficits in total actual costs under the agreement compared to our negotiated fixed per member per month, or capitation, allocation, cost estimate or similar compensation arrangement, and in some cases our financial responsibility for surpluses and deficits relative to the capitation allocation is deferred until an initial agreed upon period has elapsed. This approach aligns incentives to encourage better healthcare decision making while maintaining high clinical quality and highly-rated member experience. With Babylon 360, we make our digital-first holistic care solution available for a population of identified members. We seek to engage with our members to encourage sign-ups for and increase utilization of our platform, and when we achieve a suitable level of engagement, our digital-first approach enables our members to access the full spectrum of care services, from preventative care to consultation, treatment, rehabilitation and post-care, through our end-to-end digital platform. We believe that our integrated digital platform allows us to gather data and insights to continually improve our members’ experience and their care management.

We take a proactive approach to our Global Managed Care Members’ (as defined below) health by actively engaging with such members through our digital platform, clinical operations and provider networks to:

•provide actionable insights and information about their well-being so that they can set their health goals;
•help such members to monitor their health on an ongoing basis;
•intervene early to provide the right care, medication and treatment, including by connecting patients with effective medical advice, including affiliated licensed physicians;
•design a clear clinical care plan as needed for recovery and rehabilitation; and
•transition rehabilitated patients from sick care to well care.

We believe that a majority of our Global Managed Care Members’ needs can be addressed through our digital platform and, based on our experience in the U.K. with GP at Hand, approximately 1.5-in-10 members do need in-person care. When Global Managed Care Members require in-person care, we leverage our partner networks of medical professionals, existing health plan providers, and contracted physicians to provide in-person care, reducing our need to invest in resource-and capital-intensive infrastructure. In practice, this approach allows us to reduce costly Global Managed Care Member interactions with medical professionals and unnecessary acute or urgent care visits through early intervention, and proactively manage chronic conditions. Leveraging the power of our digital-first approach, Global Managed Care Members have access to our solution to help keep them healthy and avoid emergent visits to lower the overall cost of their care. In addition, we also offer access to standalone services, including (i) software licensing through our Babylon Cloud Services offering, where we provide our digital solutions to customers that may provide care through their own medical,networks and (ii) clinical services, where our affiliated providers deliver contracted medical consultations. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Software Licensing” and — Clinical Services.”

As of December 31, 2022, our offerings, including VBC, clinical services, and software licensing, supported patients in 15 countries. We have scaled our VBC offering rapidly over the last year to become one of the largest VBC networks in the United States, with approximately 261 thousand U.S. VBC Members as of December 31, 2022, and we expect to remain focused on U.S. growth. Across all of our geographies, results have been similar: our users gave us over

95% four-and five-star ratings in fourth quarter of 2022, including 95% in the United Kingdom, 96% in the United States, and 97% in Rwanda.

We also have received a 87% quality score from the NHS on NHS Quality Outcome Framework (“QOF”) in 2021 and 2022. QOF is the main set of quantitative measures used by NHS and the independent quality regulator for England to assess and reward high quality. We achieved 379.5 points out of 401 points, or 95%, for the clinical domain, receiving in total 555.2 points out of 635 points, or 87%.

Additionally, according to a peer reviewed study commissioned by us and published in the Journal of Medical Internet Research, we delivered up to 35% acute care cost savings for our GP at Hand members during the relevant period. The study compared spending per patient for Babylon GP at Hand to regional average spending over a period from April 1, 2018 to March 31, 2019 in North West London, where Babylon GP at Hand is based. Moreover, according to an NHS-commissioned report published by Ipsos MORI, which looked at the use of emergency room visits by patients during each of the 12-month periods before and after joining Babylon GP at Hand, we achieved 25% fewer emergency room visits among our GP at Hand members during the relevant period. While we have demonstrated cost savings and reduction of emergency visits in these sample studies, there is no guarantee we will be able to replicate this in the future.

When we enter into new VBC contracts, under our business model, we seek to shift VBC member interactions into our digital-first framework. As described further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Value-Based Care Agreements” below, this process extends over a period of months during which we incur substantial costs. Before we can interact with the VBC members, we need to ensure that sufficient capacity is established in our virtual network to support new member interactions, and must undertake initial outreach, including marketing (after any required review and approval of materials), community events, and outreach ambassadors to encourage sign-ups to the Babylon platform by our members. The ultimate goal of this initial engagement push is to schedule and complete a virtual consultation, at which point the Babylon team can continue to engage with the member regularly over time whether through interactions with our full range of digital care tools and or through additional virtual or in-person consultations with licensed medical professionals.

We believe that our member management capabilities and our members’ health outcomes will improve and our cost of care delivery expenses will decrease when our members actively engage with our digital platform. Additionally, we expect to be able to rapidly scale and responsibly care for our growing member base with minimal incremental physical infrastructure. We are driving growth by expanding our existing service with our current customers into their wider operations and markets, converting more of our customers to the holistic Babylon 360 solution, and attracting new customers to the Babylon platform.

The Market: Key Challenges and Developments

In 2019, the global healthcare market was estimated to be a $10 trillion industry, and it is expected to grow over the coming decades with the aging of the global population and the expansion of care around the world. However, we believe the global healthcare market remains beset by the following key issues that limit capacity and effectiveness of care in both developed and developing markets.

•Accessibility. Access to healthcare services is still restricted for many individuals globally. According to the WHO, more than half of the world’s population is unable to obtain access to essential health services even in countries with well-established healthcare systems. Accessibility is also an issue in developed markets — for example, many Americans have limited access to primary care, so they rely on emergency departments for acute care. Per the US Department of Health and Human Services, in 2020 there were an estimated 131 million emergency department visits in the United States, representing an overall average of 40 visits per 100 persons, and 70 visits per 100 persons in African American populations. We believe inequities in access to health services exist not just between, but also within, countries, as national averages can mask low levels of health service coverage in disadvantaged population groups.

•Affordability. Affordability of healthcare is a problem in developed and developing markets at both a system-wide and individual level. At a macro level, expenditures on healthcare in G7 countries have increased by 44% on average in the last decade, without accompanying improvement in health outcomes, according to Organization for Economic Co-operation and Development (“OECD”) data. Individuals also struggle with high healthcare costs: according to the U.S. Centers for Disease Control and Prevention in 2021, approximately 11% of Americans report problems paying medical bills. Further, unaffordable healthcare begets inaccessibility — in a 2022 Kaiser

Family Foundation Study, 33% of people in the United States reported that in the last year they or a household member had not gotten a medical test or treatment recommended by their doctor due to cost, while 43% reported putting off needed healthcare due to cost.

•Quality. Consistent delivery of quality healthcare remains a challenge across geographies, and healthcare spend does not equate to improved health outcomes. According to 2022 OECD data, the United States spends significantly more on healthcare per person than any other country (and more than twice as much per person than many other countries including the United Kingdom, France, and Canada), while a 2019 study showed that the United States has lower life expectancy than the OECD country average. Further, in low-and middle-income countries, between 5.7 and 8.4 million deaths each year (representing up to 15% of overall deaths in such countries) are attributed to poor quality care. The inadequacy of traditional healthcare has not gone unnoticed by individuals. According to a 2021 Accenture report, only one out of three people said they did not have a negative experience with a medical provider, pharmacy or hospital, with people reporting a variety of negative healthcare experiences such as their visit was not efficient (22%) or the medical advice was not helpful (19%). Among those that had a negative experience, more than one-third reported switched providers or treatments or were less likely to seek medical care the next time they needed it. According to a 2020 Ipsos survey, the United States ranks the lowest for patient satisfaction among G7 countries, with only a 30% satisfaction rating among healthcare participants. Efforts to address the challenges have led to important innovations in the healthcare industry; however, we believe they continue to have inherent limitations.

•Digital Transformation of Healthcare. We believe that patients, payers and governments are aligning on the need for cost containment through the adoption of digital solutions in the healthcare sector. Demand for and adoption of telemedicine solutions has generally been accelerated by the COVID-19 pandemic as it has demonstrated its benefit and importance in reaching patients. According to McKinsey, COVID-19 has caused a massive acceleration in use of telehealth. Consumer adoption skyrocketed during the pandemic, and high rates continued after the height of the pandemic, with McKinsey concluding in July 2021 that telehealth utilization had stabilized at 38 times its pre-pandemic levels, making up 13% to 17% of all medical appointments. We believe this increase in usage is here to stay, due to the inherent structural benefits of virtual delivery of healthcare, including convenience and efficiency. However, we believe that in an effort to address resource scarcity, existing digital tools, including telemedicine consultations, are simply shifting the site of care, without addressing the fundamental issues of when and how care is provided.

•Emergence of New Payment Models. The challenges of accessibility, affordability and quality facing healthcare systems have not been effectively addressed by the current, largely reactive care delivery model, which we refer to as “sick care.” Healthcare providers, paid on a FFS basis, are rewarded for a higher volume of care rather than successful patient outcomes. This compensation model promotes expensive and more frequent interventions and treatments, leading to higher costs for those responsible for healthcare spend, such as governments, employers, and individuals. This has resulted in a movement towards VBC, which realigns incentives for healthcare providers, rewarding them for improving patient outcomes rather than increasing the volume of the services they provide; however, the VBC model has yet to be implemented at scale.

The Babylon Solution

We believe our solution reengineers the healthcare value chain to simultaneously balance accessibility, affordability and quality by implementing the key attributes of digital health and value-based care.

•Accessibility. Our digital-first clinical platform makes information available to members so that they can monitor their health information on mobile devices, delivering digital-first care in countries as varied as the United States and Rwanda. We provide 24/7 digital-first access to medical professionals in the U.S. and the U.K., reducing barriers to care and improving timeliness of medical interventions.

•Affordability. Our technology platform improves productivity and reduces administrative burdens on medical professionals through the reallocation of tasks from clinicians to lower cost personnel, and the automation of a significant portion of back-office tasks, including post-appointment tasks, proactive care outreach activities (for GP at Hand), and onboarding and off-boarding tasks. Simultaneously, our holistic care provision model allows us to actively monitor the health of our members and to provide them with targeted preventative and primary care when needed, reducing the need for expensive secondary and tertiary care. We believe that the combination of our technology platform and care provision model can dramatically reduce systemic costs. For example, in the United

Kingdom in our partnership with the NHS, a peer reviewed study commissioned by us and published in the Journal of Medical Internet Research demonstrated that we delivered up to 35% acute care cost savings for our GP at Hand members during the relevant period from April 1, 2018 to March 31, 2019. In 2021, looking at the healthcare market generally, the healthcare expenditure per capita was $4,429 in the United Kingdom and $12,530 in the United States.

•Quality. Our platform delivers standardized treatment protocols, administrative practices, technology, and automation, such as care for acute and chronic conditions, including chronic pain, pregnancy, cardiovascular disease, diabetes, and numerous other health concerns in a longitudinal manner. This allows us and our affiliated healthcare providers to work from a standardized model of medical intervention, reduce variations in care, and deliver the same quality standards to all members. We believe this allows us to provide a better member experience and a higher standard of care. The quality delivered by our system has been confirmed by our members and customers; for example, in the United Kingdom, we received a 87% quality score from the NHS for 2021 to 2022.

Babylon 360, our flagship holistic solution, combines our cutting-edge technologies with human clinical expertise and can provide managed care for our members across the care continuum. Our end-to-end care solution is facilitated through our Digital Health Suite, virtual care, in-person medical care, and post-care offerings. We believe that our platform empowers users, providers, payers and health systems to generate better health outcomes by addressing the entire care continuum model to better understand and serve their healthcare needs. By providing more care to members when they are healthy and creating clear and accessible solutions when they are sick, we believe we can avoid the significant expenses associated with late or avoidable hospital-based care. We believe our platform disrupts the current state of care delivery and aligns the interests of our members and customers and simultaneously lowers costs.

When delivering Babylon 360, we and our affiliated providers are able to provide or assist in connecting a member with end-to-end care through the creation of a comprehensive, digital-first “Pyramid of Care” tailored to the member’s specific needs and circumstances.

Digital Engagement & Self-Care
Non-Clinical | Care Navigation
Clinical | Virtual
Local | In-Person
Hospitalization
Highly-Scalable and Automated to Maximize Access and Optimize Cost
24/7 Concierge for Appropriate Member Steerage
Cost-Effective, Resource-Efficient Multispecialty Virtual Care
Expansive Network for In-Person Care (Labs/Dx, Clinics, Rx)
High-Acuity & Complex Care Support

We aim to move as much care as possible to the less resource intensive care settings. Our Pyramid of Care consists of the following layers:
•Digital Engagement & Self-Care: Members can address the majority of their care needs in this layer - check their symptoms, track their health, manage prescriptions, access clinically-relevant insights and guidance, and more.

•Non-clinical Care Assistance & Navigation: When a member’s needs are larger than what can be delivered via self-care, they move into the Personal Care Assistance layer. All members have 24/7 access to our health assistants via chat, video, and phone for support and care navigation. This team evaluates members’ data across multiple inputs to identify important events and potential health anomalies requiring proactive outreach.
•Virtual Clinical Consultations: We offer virtual consultations when our members need clinical care. This spans primary care and specialist doctors, nurses, behavioral health therapists, physiotherapists, dietitians, pharmacists, social workers, and more. Virtualizing as much of the physical care needs as possible is critical in distributing demand effectively to help improve accessibility and affordability of healthcare.
•Local In-Person Care: When our members require in-person care, it is provided through a combination of partner labs, pharmacies, in-home providers, and clinics. Our digital tools follow our patients from virtual to physical networks to maintain continuity of care and a comprehensive care record for the member.
•Complex Care: When our members require complex care, Babylon refers members to the right place within our network of facilities (e.g. hospitals) and ensures that they are supported pre-admission, during their treatment, and throughout their recovery until they can engage with the Pyramid of Care again at the lowest-resource possible level.

This pyramid is built on a mobile-native, digital self-care foundation that leverages a comprehensive, longitudinal view of a member’s specific circumstances to provide a range of AI-driven tools to help members create a set of health goals and to track their progress and achievement. This is complemented by our personal health assistant, which is available to help members with their care needs and for non-clinical support via chat or direct human interaction. When direct care is needed, it is first provided through virtual clinical consultations, accessible in the U.S. and the U.K. on a 24/7 basis, linking members with a clinical professional to address their urgent or chronic needs. While most member needs can be addressed with our digital platform and virtual care capabilities, when a member does require in-person care, we assist in connecting them with the appropriate caregiver for an in-person consultation. If a member’s care needs are more specialized or complex, we offer connections to secondary and tertiary care partners who work with us to provide the full spectrum of sick care. As members increase their digital engagement, they should be increasingly able to undertake self-care and self-monitoring and reduce the need for in-person care.

We believe our holistic care model, Babylon 360, is presented to the member in an intuitive and consumer-friendly way. When we deliver holistic care we aim to engage actively and frequently with members and provide the care they need at the point they need it, leveraging existing digital devices as the first point of call and utilizing in-person providers where needed.

•When in good health, the tools provided through our Digital Health Suite can provide members with insights and information about their well-being.
•If members get sick, the Digital Health Suite offers 24/7 access to Digital Triage tools including a Symptom Checker as well as access to clinical care, so members get the right information and care. Through our Symptom Checker, members answer questions about their symptoms and are directed to possibly matching conditions responsive to the information entered and potential next steps. A care team gives members a clear clinical care plan for treatment and recovery. Then, once the members are back on their feet, the care team goes back to helping members to monitor their health information.
•Follow-up care is delivered by affiliated providers, including medication management, transitions to the appropriate type of care, and rehabilitation. We provide recommendations for follow-up self-care to improve overall member outcomes and ensure that members maintain their health.

Our Product

Babylon can effectively engage, assess, plan, monitor, treat and support our members in the regions in which we operate around the world with our AI-supported platform, delivering meaningful benefits to our stakeholders. Our offerings combine our cutting-edge technologies with human clinical expertise and can provide managed care for our members across the care continuum. At the core of our platform strategy is our investment into our Health Graph platform. The Health Graph is our ability to ingest large volumes of data in both real-time and batch — unstructured and structured — from hundreds of providers, wearables, and health record systems. The platform creates a data access strategy that powers our integrated AI capabilities, while simultaneously enabling real time member and clinical product experiences coupled with advanced analytics use cases.

Sitting on top of the Health Graph platform is our Health IQ service. Health IQ is a growing library of predictions that allows for real-time segmentation and health record enrichment of our members. These predictions provide our care teams with a scalable and effective way to service our members that may be at a higher risk. Our goal with our technology investments is to activate more members, monitor them through their health care journey, and intervene swiftly and early to deliver care in a more cost efficient way. This reflects our core mission as a company.

Our members’ journey starts with understanding a total picture of their health needs, to decide with whom we want to prioritize engagement. We use multiple channels to reach out to our members, from emails to phone calls to in-person visits with community health workers, to encourage members to install the Babylon app on their smartphone (or USSD app on their feature phone for regions where smartphone penetration is weak) or to sign up via the web. Once members have installed the Babylon app, they may be (subject to compliance with applicable rules) engaged on an ongoing basis through multiple push-type notifications, emails and SMS messages which may prompt them to complete a health assessment and create a personalized care treatment plan unique to their needs. The in-app health assessment, coupled with existing patient electronic health record data, patient provided data, wearable data and clinical data, allows for a convenient way to have a holistic profile of our members and to measure aspects of risk to our members.

In the U.S. or the U.K., if a member would like to see a clinician, our app can facilitate a prompt booking for a primary care, behavioral health or specialist’s appointment, on a 24/7/365 basis. For clinicians, our platform enables more efficient workflows, thus saving valuable time and allowing clinicians to focus on what’s really important — the members. Our custom-built, web-based Clinician Portal provides longitudinal data around members and allows clinicians to save time on arranging lab tests, issuing prescriptions, scheduling follow-up consultations and other frequent tasks through workflow automation. The workflow task-list helps the back office team manage the transitions of care between providers. Steps are automated using robotic process automation and our proprietary workflows platform deeply integrated into all facets of our back office platform to most efficiently use clinicians’ time and to reduce operational costs. For example, within our GP at Hand service, we use automation to assist a variety of our pre- and post-consultation care workflows. Our RPA solution fetches and prioritizes the eligible patients for proactive outreach, and then triggers the workflow platform which automatically manages and sends a set of communications, reminders and invites to the patient, reducing back office administrative tasks and involving our clinicians only at the end of the workflow when providing care to the patient.

Future Product Development

We believe that continuous data assessment, risk calculation, and early intervention are key to crafting patient care plans and driving down costs of care. We have under development proprietary AI which enables ongoing monitoring of member data which automatically suggests to clinicians and members relevant goals and actions, while keeping the clinician in the loop to lead to better health outcomes. Once developed, our system detects abnormalities during the course of this continuous data assessment, and our team would be proactively alerted to intervene to evaluate and understand the root cause and respond via email, chat, phone, or notifications.

In addition, we are deeply focused on automatically coding our patients’ conditions to get the most accurate record of their care and conditions. We expect this to provide improved accountability and transparency with the goal of reducing costly errors and augmenting our data set to enable future AI solutions. Furthermore, we are very focused on coaching and enabling habit changes that lead to better health outcomes.

The features described in this section are under active development and have not been commercialized as of the date of this Annual Report. We cannot assure if or when the features will be available for use.

Our Strengths and Key Differentiators

Our goal is to provide a full spectrum of care services through a comprehensive digital-first platform powered by an AI-supported, cloud-based, integrated technology stack. Our key strengths and differentiators are:

•Purpose-Built, Tech-Enabled & AI-Supported. Our end-to-end healthcare platform is supported by AI, which we believe optimizes efficiency and improves outcomes across the entire care management value chain, from risk stratification to triage to care management. This digital-first, technology-forward approach has been our strategy from the outset and is intrinsically built into our care delivery solutions, in contrast to other care providers that have bolted technology capabilities onto a traditional care delivery model. We have heavily invested in our technology as well as in our team of highly experienced researchers, scientists and engineers since our founding in 2013, which we believe gives us a significant advantage over other care providers and will continue to progress our capabilities. We are also able to license our technology to third parties. Our AI and automation reduce the human capital intensity of providing healthcare, while seeking to improve the quality of decision making and health outcomes, offering:
•Evidence-based insights, whole person care, and lifestyle and behavioral risk benchmarking for over 22 common diseases;
•A cloud-based, integrated self-care and clinical services platform, which allows us to deliver convenient, continuous and scalable care globally; and
•Integrated technology and virtual clinical operations, which automate low value tasks, allowing the focus to be on high value interactions and drive more efficiency than a normal physical primary care operation.

•Proven & Highly-Scalable Care Delivery Model. Our digital-first model is highly scalable, which differentiates us from competitors. We believe traditional integrated care competitors who rely on a capital-intensive bricks-and-mortar-first model may have a reduced ability to expand to new markets and capture segment share beyond their near-term physical footprint. We are able to deliver fully-integrated, personalized healthcare and access across the entire care spectrum through mobile devices many individuals already own or access. This technology allows us to offer access to on-demand care, on a 24/7 basis, through our digital platform while leveraging existing, local healthcare infrastructure in markets where our affiliated providers deliver care. This is evidenced by the rapid go-to-market in Missouri through our partnership with Home State Health, a wholly-owned subsidiary of Centene Corporation, where, within three months of reaching substantially final agreed terms, we made our Babylon 360 solution accessible to approximately 17,000 members with limited incremental investment so that both Centene’s existing local healthcare network and our technology platform were at their disposal. Additionally, because a population of members is assigned to us under our VBC contracts, we are able to focus our outreach efforts on engagement with our assigned members.

• Proactively Delivering Mobile-Native Care to Members. Our digital-first platform allows us to deliver access to integrated, personalized healthcare at scale through our app on the devices most individuals already own. This enables us to quickly, efficiently and effectively interact with members to provide support and care, ideally preventing a member from becoming sick. Upon commencing service under a new Babylon 360 contract, we quickly seek to make direct contact with each member covered under that contract to offer a digital assessment. If required, we also offer to connect members to an introductory video consultation with a clinician. Following member onboarding, we continue to provide proactive monitoring and communicate electronically through email and the Babylon app to drive member engagement. Our care teams proactively offer personalized healthcare plans for high risk members involving higher levels of interaction with their care team. Medium risk members also get personalized care plans with a lower number of interactions with the.care team and a focus on healthy living coaching and education. Low-risk members are provided with resources for self-help and education about general wellness.

•Deep Experience in Value-Based and Other Managed Care. We aim to improve the member experience and reduce the cost of care by prioritizing member centric care and incentivizing healthcare providers to keep their members healthy, which can lower healthcare costs over the member’s lifetime. From our earliest work with customer groups including the NHS, which provides primary care at a fraction of the cost of what is typical in the United States, we have developed deep experience in the delivery of care within capitated systems. Through the creation of a proactive, digital-first care network, which can provide our members with a well-structured “Care Pyramid,” we shift member interactions to virtual care and provide timely and targeted in-person care when needed. The goal of our Babylon 360 solution is to manage the totality of a member’s healthcare. Babylon 360 couples our digital platform with a VBC contract or other risk-based agreement with a health plan, healthcare provider or a government body. Under these agreements, we take financial responsibility for all or some of the surpluses or deficits in total actual costs under the agreement compared to our negotiated fixed per member per month, or capitation allocation, cost estimate or similar compensation arrangement, and in some cases our financial responsibility for surpluses and deficits relative to the capitation allocation is deferred until an initial agreed upon period has elapsed. By significantly improving accessibility and availability of primary and urgent care, we believe it is possible to create significant downstream savings. For example, in the United Kingdom in our partnership with the NHS, a peer reviewed study commissioned by us and published in the Journal of Medical Internet Research demonstrated that we delivered up to 35% acute care cost savings for our GP at Hand members during the relevant period from April 1, 2018 to March 31, 2019.

Our Growth Strategy

We are pursuing the following strategies in order to expand access to high-quality, affordable healthcare:

•Expand covered population and scope of services in existing markets. We have a significant opportunity to cover additional members in the markets we currently serve by both (i) signing more profitable contracts with new payers and enterprise customers and (ii) expanding the scope of services provided to our existing customer base. If we expand the scope of services we provide, for example, by upselling a clinical services contract to a VBC contract, we have the ability to significantly increase our revenue per member. We continue to demonstrate that our offerings are attractive and cost-saving for payers. In our partnership with the NHS, we have saved up to 35% of acute care hospital costs, while delivering high-quality healthcare to our GP at Hand members. For a description of the study done on our solution, see “— Business Overview” We believe that these demonstrated savings will both attract new customers and convince existing licensing and FFS customers to upgrade to our VBC offering, Babylon 360, and we have already been successful in doing so — since the start of our expansion into the U.S. market, several customers have upgraded their contracts from initially planned clinical services provision to Babylon 360 contracts.

•Expand to new markets with new and existing customers. Due to the scalability of our digital-first platform we are able to efficiently expand into new geographical markets, both within and outside the United States. We believe that our existing customer relationships present a particularly attractive growth opportunity. Currently, our focus is on disciplined expansion within the U.S. market. In 2023, we are accelerating our growth in the U.S. by continuing to sell our Babylon Cloud Services and our Babylon 360 offerings. We are acquiring multiple new customers, diversifying our customer base, and targeting an increase in Medicare Advantage and commercial populations. We are also addressing new segments such as self-insured employers by establishing our own enterprise sales force. While we focus today on the U.S. and U.K., we have deployed our technology in 15 countries and actively provide clinical services in three. We continue to capitalize on the deployable nature of our model and technology to pursue business opportunities, both in licensing and clinical care, in new markets with attractive economic opportunities.

•Continuing to invest our technology to improve our care capabilities. We have invested heavily in our technology platform since our founding and believe that it is both world-leading and vital to our continued success in the provision of digital-first care solutions. With this view, we continue to invest in our technology platform and seek to enhance our leadership position in clinically focused healthcare AI and other applications that can improve our members’ health and experience.

Our Technology

To date, we have heavily invested in a proprietary healthcare delivery platform that we believe is member friendly, reduces the administrative burden for our clinicians, and enables us to scale across geographies. Our solutions are powered by a cloud-enabled platform that is built to maximize interoperability, be accessible to individuals through all kinds of mobile devices, and leverage custom workflow platforms to optimize efficiency in clinicians’ back offices. We believe the key features of our technology platform are the following:

•Proprietary. Over the last decade, we have designed a proprietary platform on which we can drive the creation of cohesive, custom solutions supported by AI. In contrast, our competitors rely on many third-party solutions that are decoupled and disjointed, reducing the ability to leverage AI and data to drive overall efficiency and value for their members and providers. Our software is built in line with strong security and privacy controls, and our processes are externally audited for compliance with required standards. We use highly agile software development methodologies to promote effective, metric-driven development while complying with our secure development lifecycle.

•Cloud Architecture. Our globally accessible services are cloud enabled by design for maximum efficiency and scale. Our approach to delivery allows us to operate in multiple cloud regions around the world with a federated approach that enables unique data residency and data sovereignty requirements per country. Built from inception to be powered from the cloud, we aim to be cloud service provider-agnostic, enabling us to deploy our solutions more broadly and globally where there may be a gap in cloud provider coverage through various strategic partnerships.

•Integration. Using a standards-based, interoperable interface allows us to integrate seamlessly and efficiently with third party electronic medical records systems and other healthcare data providers. Leveraging a standards-based HL7-FHIR (Fast Healthcare Interoperability Resources) approach, we are able to ingest, process and store data from a wide variety of sources, creating a unified view of our members (while ensuring this is in compliance with privacy laws).

•Widely Accessible. We deliver our digital solutions to our members and providers via cutting-edge front-end technology through both web and smartphone applications. At the same time, we serve individuals with basic flip phones through a proprietary application in developing countries such as Rwanda, facilitating our mission of delivering affordable and accessible healthcare to all.

•Optimizes Back Office Efficiency. Leveraging open source and third-party technology, we have built a highly configurable platform that automates non-clinical tasks such as processing referrals and prescription management, reducing providers’ administrative burden and increasing their operational efficiency. This platform approach allows us to leverage our data and AI strategy to deliver these “back office” workflow services, driving additional value for our members by mitigating friction and delays, which individuals typically face in traditional healthcare delivery models.

How We Leverage Artificial Intelligence

Underpinning our healthcare delivery platform is our bespoke AI solution that has been designed to help our members navigate their personal healthcare journeys and is currently deployed in our Symptom Checker and Healthcheck products, as well as our clinical portals to assist clinicians with some administrative functions. We believe that our member-centric approach, which considers our members’ healthcare and sick-care, differentiates us from our competitors, whose solutions adopt a narrow, often impersonal approach that fails to consider the full spectrum of healthcare. Leveraging our team’s deep experience in building intelligent healthcare systems, our AI architecture has been designed from the ground up over the last decade to deliver actionable insights and recommendations.

A core feature of this architecture is the inclusion, by design, of core principles such as interpretability and explain ability. These features are critical when delivering insights through member-facing products since they provide transparency to our clinicians (via our “clinician-in-the-loop” platform) for them to understand the provenance of the data and parameters in our AI and to have the ability to independently assess the basis of our AI’s conclusions. These principles, which are inherent features of causal approaches to AI, help overcome the “black-box” problem — the notion that an AI system can deliver insights, but is incapable of explaining how it has arrived at its conclusions. This capability provides our customers and clinicians with a critical layer of transparency on the insights provided to our members via products such as the Symptom Checker and Health Assessment.

Another key feature of our AI technology is its ability to quantify the uncertainty of its predictions. In contrast to the majority of “black-box” AI systems which tend towards making overly-confident predictions, uncertainty-aware AI systems are better equipped to quantify and assess how much additional information is required to make predictions with a specified level of confidence.

Additionally, our AI has been designed to be data-efficient and flexible with respect to the information it consumes, enabling us to rapidly adapt our models to new populations. Our AI systems leverage health records from multiple sources where available and in compliance with applicable privacy rules, but also permit other sources of evidence such as data, for example, clinician input and published studies, and medical knowledge, including from clinical guidelines and pathways, to be incorporated where data quality or abundance is a concern. For example, our systems benefit from feedback from our teams of local clinicians who review our AI systems’ use of data in light of local beliefs, language and healthcare concerns. This approach has allowed us to adapt and rapidly localize our AI models to account for differences in language, culture and disease burden across geographies, enabling us to serve populations globally.

Our Go-to-Market Model

Working with governments, payers and providers to deliver quality healthcare services globally, we monetize our platform in three primary ways — value-based care, clinical services, and software licensing.

Value-Based Care Agreements

Under VBC contracts, we manage the healthcare needs of our members in a centralized manner, where we negotiate a fixed per member per month (“PMPM”) or capitation allocation, often based on a percentage of the payer’s premium or MLR with the payer. We assume financial responsibility for member healthcare services, which means that, throughout the measurement period, the total actual medical costs are compared to the capitation allocation. At the end of the measurement period, Babylon will receive all or part of any savings, as compared to the capitation allocation, or be responsible for all or part of excess costs above the capitation allocation. We take financial responsibility for costs incurred for physician-based care, referred to as professional risk, and secondary and tertiary facility care, referred to as institutional risk (and together with professional risk, referred to as global risk).

Through member engagement with our services, and while maintaining high clinical quality and excellent member experience, we seek to improve member healthcare while keeping the costs incurred for member healthcare below the capitation amount. Our cost savings are typically driven by improved management of chronic conditions and proactive, preventative care to keep members healthier thereby avoiding unnecessary emergency room visits and hospitalizations. Patients, payers and providers are encouraged to adopt our care pathways. We have acquired independent physician associations comprised of medical group members that have already entered into VBC contracts that utilize their physical networks, and we are transitioning the VBC members to our digital-first framework. As we shift VBC member interactions into our digital-first framework, we believe that our member management capabilities and our members’ health outcomes will improve and our cost of care delivery will decrease.

Each VBC contract is different in terms of structure and pricing due to state regulations, national health systems and payer negotiations. Before entering into a new contract, we analyze internal and external data on a given patient population, including, but not limited to, historical claims, population demographics, utilization and other key performance data. We perform an actuarial analysis and combine this information with inflation and local market adjustments. Because our business is to manage healthcare rather than act as a reinsurer, we also have “stop loss” insurance on all of our VBC contracts that generally is invoked when expenditures on any individual patient exceeds a predefined threshold in any given year. The amounts paid under VBC contracts per at-risk patient can be significantly higher than the fees for services provided under FFS arrangements. Consequently, when costs for providing service are effectively managed, the revenue and profit generation opportunities under VBC contracts are significantly more attractive than under FFS arrangements.

When we enter a contract with a new cohort, there are several substantial pillars to stand up before we can optimize our engagement with members. Commensurate with the number of new members in a specific cohort, we need to ensure that sufficient capacity is established in the virtual network to support new member interactions. There is also a staffing component to this initial infrastructure build-out, where medical professionals, support staff, and local outreach ambassadors need to be vetted, hired, and trained to the elevated standards we hold ourselves to. This process, necessary in any new state we enter, and required to be in place before we can interact with a single member, can take up to several months.

Once this infrastructure is established, we aim to encourage new members to sign-up for the platform, and, if they sign up, we can increase and optimize our engagement with them. The process begins with initial outreach, including marketing (after any required review and approval of materials), community events, and outreach ambassadors, all designed to drive sign-ups to and engagement with our digital platform, which can take up to three months. Following these initial stages, member sign-ups to our platform take place gradually over time. The ultimate goal of this initial engagement push is to schedule and complete a virtual consultation, at which point our team can continue to engage with the member regularly over time and establish ongoing care and high value interactions with our full range of digital care tools or through additional virtual or in-person consultations with licensed medical professionals.

When we convert someone to being a repeat user of our service, it has a meaningful impact on how that person chooses to navigate the healthcare system. For repeat users of our service, evidence indicates that Babylon is quickly becoming their gateway into the healthcare system, which enables us to improve their experience and better control cost of care. In Missouri, for example, we have seen encouraging results where more than half of patients that have completed their first appointment go on to have future appointments.

Understanding this process, and the time and costs associated with setting up new cohorts, is crucial to contextualize our cost of care and margins as we enter new states and sign on new cohorts. 44% of our U.S. VBC Members on December 31, 2022 (as defined in “— Classification of Our Members — U.S. VBC Members” below) were new in 2022, with an additional 34,000 members added in the first quarter of 2023, and with our value-based care agreements in Missouri and California having the longest tenure at less than three years.

Clinical Services

We provide access to our digital platform to customers including health plans, enterprises that offer our platform to their employees, and directly to private users. Our clinical services offering is tailored to our customers’ needs, but can include access to our full range of digital care tools, including our app-based Digital Health Suite (which may be accessed as a per member per month fee and classified as licensing fee revenue), as well as access to consultations with licensed medical professionals. Our revenue model for clinical services is based on a combination of FFS and capitated fees under a risk-based agreement. Under our FFS arrangements, payers pay a specified amount for each virtual consultation or patient visit. As a result, FFS-based revenue is demand-driven and dependent on volume of virtual consultations or, in some cases, patient visits completed.

Software Licensing

Through our Babylon Cloud Services offering, we can license our digital platform to a broad spectrum of customers, including healthcare providers, payers, self-insured employers, retailers, pharmaceutical manufacturers, and telecommunications companies. Through our licensing activity, we can offer access to a range of digital platform options such as (i) the Symptom Checker and Health Graph tools, for use cases in which care can be de-escalated or referred, as necessary, to in person services; (ii) the entire Digital Health Suite of tools, which focuses on digitizing the front door of providers and payers; and (iii) delivering a bundle which incorporates a combination of the Digital Health Suite with chronic condition management and virtual care services to targeted populations. We believe that software licensing represents an effective way of leveraging our technology platform into customer segments or geographies where we do not currently have commercial operations or a near-term plan to market clinical services or VBC contracts.

Classification of Our Members

Members

We define “Members” as individuals, globally, who are covered by one of our value-based care agreements described under “— Our Go-to-Market Model — Value-Based Care Agreements” above or other risk-based agreements with a health plan, healthcare provider or a government body (including NHS bodies in England), or who have access to our digital platform through our software license agreements described under “— Our Go-to-Market Model — Software Licensing” or one of our clinical services offerings described under “— Our Go-to-Market Model — Clinical Services” above. In some instances, “member” is used only to refer to those registered to use the Babylon app, and in others, it refers to those that are eligible under contract to use the Babylon app, whether or not they have registered to use the Babylon app.

U.S. VBC Members

We define “U.S. VBC Members” as individuals who are covered by one of our VBC contracts with a U.S. health plan or healthcare provider. Under these agreements, we take financial responsibility for all or some of the surpluses or deficits in total actual costs under the agreement compared to our negotiated fixed per member per month, or capitation, allocation. In some of our VBC contracts, our financial responsibility for these surpluses or deficits is deferred until an initial agreed upon period has elapsed.

Global Managed Care Members

We define “Global Managed Care Members” as individuals globally who are covered by one of our value-based care agreements or other risk-based agreements with a health plan, healthcare provider or a government body (including NHS bodies in England), under which we assume partial or full risk for the specified costs of members’ healthcare (which may be all-inclusive healthcare costs or more limited professional costs). Under these agreements, we take financial responsibility for all or some of the surpluses or deficits in total actual costs under the agreement compared to our negotiated PMPM or capitation allocation, cost estimate or similar compensation arrangement. Our U.S. VBC Members and Babylon GP at Hand members are both Global Managed Care Members.

Our Global Reach

As of December 31, 2022, our VBC, clinical services and/or software licensing offerings supported patients in 15 countries, as further described below. Since January 2020, we have grown to provide access to our VBC and clinical services offerings in eight states as of December 31, 2022, of which approximately 261 thousand were U.S. VBC

Members. We added approximately 34,000 U.S. VBC Members in the first quarter of 2023, introducing four more states receiving access to our VBC and clinical services offerings.

We offer our members access to affiliated healthcare providers licensed in all 50 states, on a 24/7 basis.

Value-Based Care, Including Babylon 360

The expansion of our VBC offerings in the United States, including our digital-first Babylon 360 solution, is our primary focus for growth on a go-forward basis. We are driving such growth by expanding our existing service with our current health care plan customers into their wider operations and markets, converting more of our U.S. customers to the holistic Babylon 360 solution, and attracting new customers to the Babylon platform.

We offer our Babylon 360 solution to approximately 15,000 Home State Health Medicaid members through a VBC contract. This arrangement is a primary example of our core strategy in the United States — providing digital-first, value-based care at a pre-agreed capitation rate.

We entered into an agreement to support Medicaid members in Georgia and Mississippi, covering approximately 80,000 members as of December 31, 2022. In January 2022, we entered into an additional agreement in Iowa to cover approximately 71,000 members as of December 31, 2022.

We are also focused on moving beyond Medicaid into other payor segments, particularly Commercial deals. In January 2023, Babylon launched a new digital-first Commercial Exchange product with Ambetter, covering approximately 34,000 commercial members across six states. This digital-first deal is our first under the “Gatekeeper” benefit design model, which allows us to act as the gatekeeper for the members’ health services, which we expect to substantially increase our ability to ramp up engagement and impact members’ behavior. We are currently prioritizing other deals with this benefit design model in our commercial pipeline.

We are also participating in the Accountable Care Organization (“ACO”) Realizing Equity, Access, and Community Health (REACH) (“ACO REACH”) Model with CMS by working with an ACO. The financial aspects of the ACO REACH Model are set forth in an agreement between the ACO and CMS which commenced on January 1, 2023. Under our managed care services agreement with the ACO, we provide care management services and our digital-first services to 18,000 Medicare beneficiaries in California in a value-based care arrangement. CMS reserves the right to amend its agreement with the ACO without the consent of the ACO for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules. We had previously participated in the Direct Contracting Model with CMS by working with a Direct Contracting Entity. CMS transitioned the Direct Contracting Model into the ACO REACH Model in January 2023.

In addition, we have acquired a number of national payer-sponsored VBC contracts via prior acquisitions. Through our California based independent physician associations, or IPA — Meritage Medical Network — that was acquired by an affiliated professional entity, we offer access to VBC services on a capitation basis for approximately 67,000 U.S. VBC Members, including carrying global risk for Medicare Advantage members, and professional risk for Medi-Cal and commercial VBC members.

Clinical Services

We began delivering on demand urgent care, primary care, and integrated behavioral health services through Babylon’s digital platform in the United States in January 2020, on a licensing and FFS basis to health plans. This business model is consistent with that of our agreement with Bupa in the United Kingdom, as described below. This model has been, and we believe will continue to be, a valuable entry point into delivering our holistic Babylon 360 solution to a broader population base.

Higi

On May 15, 2020, we acquired 10.2% of the fully diluted capital stock of Higi. Through a series of investments, we then increased our shareholdings in Higi to 25.3% on a fully diluted basis. On December 7, 2021, we exercised our option to acquire the remaining equity interest in Higi pursuant to the Higi Acquisition Agreement. The closing of this acquisition occurred on December 31, 2021.

Higi provides digital healthcare services via a network of Smart Health Stations located in the United States, and makes health kiosks found in retail pharmacies and groceries that provide free screenings of blood pressure, weight, pulse and body mass index. Higi has manufactured various models of the Higi station after obtaining marketing authorization from the FDA. It is not a diagnostic device and only furnishes data so that users can consult their personal physician or other healthcare professional. The user can also choose to store or send the data to a personal physician or healthcare professional. The Higi station has received 510(k) clearance from the FDA.

DayToDay

In October 2019, we purchased a majority stake in DayToDay. On November 16, 2021, we acquired the remaining equity stake in DayToDay. DayToDay provides patients targeted education, communication and clinical support from a personal care team before or after clinical visits, hospitalizations, or surgeries through its mobile application and platform. The DayToDay acquisition bolstered our product offering by providing patient management for acute care episodes.

United Kingdom

In the United Kingdom, we deliver our Babylon GP at Hand in England offering, providing primary medical services under a contract with the NHS, and provide clinical services through our agreement with Bupa, a private insurer, as well as through agreements with employers for whom we provide employees access to our clinical services. We provide these services through a mix of FFS and capitation fees.

During the years ended December 31, 2022, 2021, and 2020, 3.7%, 11.1%, and 36.4%, respectively, of our revenue was derived from our business in the United Kingdom.

Babylon GP at Hand

Babylon GP at Hand is part of our clinical services offering. Through this service, we offer primary medical services for patients registered with Babylon GP at Hand or temporarily resident in the area and seeking primary medical care. Our reimbursement model is the same as other GPs in England that hold general medical services contracts and is based on the Carr-Hill formula — a capitation model primarily based on age and gender of the patient. Since it started in 2017, we grew our Babylon GP at Hand offering over fifty times, from 2,000 to over 100,000 members, and from one location to five physical locations. Today, anyone who lives or works within 30 minutes of one of our physical premises, irrespective of age and health, can register with Babylon GP at Hand. We have further improved accessibility of healthcare for our Babylon GP at Hand patients by providing digital consultation within two hours of a registered patient seeking an appointment compared to over a week, the average for an NHS GP appointment. At the same time, Babylon GP at Hand has received an overall “Good” rating from the CQC, the independent regulator of health and social care in England. CQC is responsible for inspecting health and social care providers in England and, based on its inspection, assigns one of four ratings, which are “Inadequate,” “Requires improvement,” “Good” and “Outstanding,” to five domains, including “Safe,” “Well-led,” “Responsive,” “Effective” and “Caring,” and an overall assessment covering all five domains. CQC also assigned an overall “Good” rating to Babylon Healthcare Services Limited, which is sub-contracted to deliver services to Babylon GP at Hand.

Additionally, CQC assigned Babylon Healthcare Services Limited an “Outstanding” rating in the “Well-led” domain, and Babylon GP at Hand has 95% four and five-star ratings from its members.

We employ doctors, nurses, prescribing pharmacists and other specialists in order to deliver this care to our membership. Our work with the NHS has demonstrated conclusive cost savings. The NHS’s own studies have shown that our GP at Hand member base has experienced reduced acute care costs by over 35% compared to a similar population.

Bupa

Bupa is the United Kingdom’s largest private health insurer, used by over two million people alongside the NHS. Bupa’s covered population has access to Babylon’s digital platform, for which we are paid a capitation fee per member. In addition, Bupa members can undertake virtual consultations with our doctors or healthcare professionals, for which we receive a FFS. Following a virtual consultation, if appropriate, we then refer these members into the secondary care system— either with the NHS or through Bupa’s private network. We do not operate any physical premises in order to deliver healthcare to these members.

Bupa is part of our clinical services offering.

Canada

In Canada, we deliver our Babylon Cloud Services offering via a software licensing agreement. We have entered into a seven-year agreement to license our white-labeled digital platform to TELUS Health, allowing TELUS to provide integrated clinical services to members through a TELUS-branded version of the Babylon digital platform.

Rest of the World

In furtherance of our global mission to provide accessible and affordable quality healthcare to everyone on Earth, we are continuing to expand our global reach, beginning in Southeast Asia and Rwanda.

Southeast Asia

In June 2018, we signed an agreement with Prudential, a leading provider of health insurance in Asia, to license our white-labeled digital platform to Prudential members through the Prudential-branded “Pulse” app. Since then, we have configured our digital platform, which is capable of operating in 12 languages in the region, to offer services across 11 countries in Southeast Asia, using 14 epidemiological models.

Rwanda

In Rwanda, we deliver clinical services on a FFS basis. Since commencing operations in Rwanda in 2019, we have scaled rapidly to cover 2.8 million users in Rwanda as of December 31, 2022, providing both physical and telemedicine consultations through our network of local doctors, clinical field workers and other healthcare professionals. Initial funding for this operation was provided in conjunction with the Bill & Melinda Gates Foundation and, following the initial period, the government of Rwanda signed a 10-year agreement with us for the provision of clinical services. While its revenue contribution is relatively small, we see Rwanda as a core part of our mission to deliver affordable and accessible healthcare to all, and in due course we expect to seek to expand our delivery further in Africa.

Sales and Marketing

We generally build our pipeline through a combination of responding to inbound inquiries, outbound sales and marketing efforts, including by email and through our website and social media, and existing customer relationships. While we do not generally participate in request-for-proposal (“RFP”) processes in our go-to-market activities due to our unique offering and competitive position, it is possible that these processes will become more prevalent in the future.

Our marketing strategy is focused on building brand awareness by highlighting our digital-first solution and demonstrating the return on investment we provide for our existing customers. Our business customers include healthcare providers, insurers, governments, and employers that sponsor employee memberships as part of their benefits packages.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the years ended December 31, 2022, 2021, and 2020, two, three, and four customers, respectively, represented 10% or more of our total revenue. For the years ended December 31, 2022, 2021, and 2020, our top ten customers accounted for 91.2%, 93.1% and 90.0% of our revenue, respectively.

Affiliated Physicians and Healthcare Professionals

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 30 U.S. states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to affiliated professional entities pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract with such physician-owned entities through business support agreements for the provision of back office and administrative support services in exchange for a management fee. We have entered into option agreements or direct share transfer agreements with the owners of such affiliated entities to allow for timely succession planning. We expect that the relationships with these affiliated practices and their owner-physicians will continue although we cannot guarantee that they will. A material change in our relationship with these physician-owned entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our consumers and could have a material adverse effect on our business, financial condition and results of operations.

Competition

The healthcare industry and, to a lesser extent, the telemedicine and digital self-care industries in which we operate are highly competitive. We operate in multiple international markets and have demonstrated the ability to provide comprehensive, digital-first, technology-enabled care across the full healthcare value chain. We are not aware of any public company which compares precisely in terms of breadth and scope. Competitors in the market are generally focused on one specific slice of the healthcare spectrum, single chronic condition or a single mode of service (e.g., telemedicine) rather than delivering the entire healthcare needs of a member. These platforms may be technology-enabled, but typically have highly specific physical infrastructure, or are broad-based integrated care solutions that are difficult to scale.

We view as competitors those companies whose primary business is developing and marketing remote healthcare platforms and services and also those engaged in value-based care, such as Agilon health, Amwell, Oak Street Health, One Medical (which was acquired by Amazon in February 2023) and Teladoc. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer base, and reputation. The lack of AI and broader member-centric healthcare technology in the more traditional telehealth companies significantly reduces the actionability of the data collected by the provider and increases the difficulty of robotic process automation. We believe our digital-first approach is unique, enabling our members to easily access the advice, support and treatment they need using digital and online tools, and is fully integrated with our clinical operations and provider networks to provide an end-to-end healthcare solution. Furthermore, in our view, their limited ability to expand the value capture per customer in turn limits their total addressable market and future growth and valuation prospects.

In the health system market, healthcare systems could be considered competitors, but many have chosen to partner with us to integrate our capabilities into their own offerings.

While we do not believe there are currently any direct competitors with global reach that offer the full suite of solutions as we do, and we believe we are well positioned to execute our business model and reinvent healthcare with our digital-first approach, we could face significant competition from traditional health insurance companies in the future. The incumbent healthcare system and health insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, greater resources, additional access to capital (including utilizing such capital to acquire or partner with other companies or technologies) and a broader array of healthcare offerings than we currently offer. Moreover, as we expand into new lines of business and offer additional products beyond clinical care and self-care, we could face intense competition from traditional healthcare systems and health insurance companies that are already established, some of whom also utilize AI, telehealth, ePharma, virtual care delivery and next generation payer and provider models. We compete with health insurers and large corporations that are making inroads into the digital healthcare industry and that are increasingly focused on the development of digital health technology, often through initiatives and partnerships. These technology companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective.

We also compete with new market entrants as well as large communications software players who offer an entry-level priced and simplified offering for telehealth. Competition may also increase from large technology companies, such as Apple, Amazon (which acquired One Medical in February 2023), Facebook, Verizon, or Microsoft, who may wish to develop or expand their own telehealth solutions or partner with our other competitors, as well as from large retailers like Kroger, CVS Health Corporation (which signed a definitive agreement to acquire Oak Street Health in February 2023), Walgreens or Walmart. The surge in interest in telemedicine, in part due to the emergence of COVID-19, and the relaxation of HIPAA privacy and security requirements has also attracted new competition from providers who utilize consumer-grade video conferencing solutions, such as Zoom Video and Twilio.

We believe that the breadth of our existing client ecosystem, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop telehealth solutions, both within and outside of healthcare, will choose to collaborate with us.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We intend to rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, patents and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention of work product assignment agreements (or equivalent contractual arrangements) with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

Our material intellectual property includes (without limitation) core items of our software, such as our Digital Health Suite mobile app and its features, including our AI-enabled products such as the Symptom Checker and Health Assessment (which are also licensed to certain customers to integrate into their own products). Our material intellectual property also includes certain AI technologies underlying the Symptom Checker and Health Assessment products. We rely upon a combination of trade secrets, copyrights, patents and other legal rights to protect these software products and related technologies.

The use of patent protection, with a focus on the United States, is part of our intellectual property strategy. We conduct regular strategic reviews of our pending applications and granted patents to ensure that the scope, size and maintenance costs of the portfolio remain aligned with the direction of our business. As of February 16, 2023, we own 23 granted U.S. utility patents, excluding the patents granted to Higi (as described in the next paragraph), and one granted European patent (validated in the United Kingdom), and have five U.S. utility patent applications pending. These granted patents and applications primarily relate to our AI technologies in the fields of probabilistic reasoning and decision-making and natural language processing for healthcare. Some of these technologies are used in our AI-enabled products such as the Symptom Checker, including its medical reasoning and decision-making and conversational features, to facilitate an improved understanding of our members.

In addition, as of February 16, 2023, Higi owns five granted U.S. utility patents, primarily relating to systems for measuring blood pressure, and five granted U.S. design patents relating to the designs of several components of Higi’s health assessment kiosks.

We rely on trademarks to protect the Babylon brand. As of February 9, 2023, we hold 86 foreign registered trademarks and two registered U.S. trademarks (excluding the Higi and DayToDay U.S. trademarks described below), and we have 11 trademark applications pending, three of which are U.S. trademark applications. Our registered trademark portfolio primarily seeks to protect the name BABYLON and our heart logo for relevant goods and services. In addition, as of February 16, 2023, Higi holds four registered U.S. trademarks (including in respect of the name HIGI) and DayToDay holds one registered U.S. trademark (in respect of the name DAYTODAY).

We continually review our development efforts to assess the existence and patentability of new intellectual property. Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

Commitment to Environmental, Social and Governance Leadership

Leadership in environmental, social and governance (“ESG”) issues is central to our mission of putting accessible, affordable, and quality health services in the hands of everyone on Earth. Having a positive impact on our patients, employees, customers, partners, and the environment, with leadership that is accountable to our stakeholders, is critically important to our business.

We have examined and taken steps to address the ESG risks and opportunities of our operations, products and services. We organize our ESG initiatives into three pillars—the Environmental Pillar, Social Pillar and Governance Pillar—each of which contains focus areas for our attention and action.

Our Environmental Pillar is focused on our commitment to being net zero no later than 2050, doing our part in reversing the deleterious impacts of climate change on the health of our planet and people. As our first step, we are measuring our global Scope 1, 2 and 3 greenhouse gas emissions to set a benchmark. We will then publish our greenhouse emissions data and interim reduction targets. We solidified our net zero commitment by becoming a member of Tech Zero, a climate action group that is a partner to the United Nations’ Race to Zero campaign, established to promote a healthy, resilient, zero carbon recovery.

Our business mission is intrinsically tied to our Social Pillar: making high-quality healthcare accessible and affordable for everyone.

•Addressing Healthcare Inequalities. Underpinning our mission is a commitment to addressing inequalities in healthcare faced by those with low incomes and who live in low resource settings. Whether it is partnering with the Rwandan government to help fulfill its pledge to provide universal healthcare access, or offering value-based care to Medicaid recipients, we remove barriers to healthcare by customizing our model and services to meet the unique needs of our members.

•Talent Attraction, Engagement and Retention. Our ability to attract a skilled workforce of engineers, mathematicians, scientists and healthcare practitioners, and a diverse workforce reflective of our members, is critical to meeting our mission and achieving results for our members, healthcare partners, shareholders and other stakeholders. Reward at Babylon helps us all share in our collective success and align long-term incentives through bonus and equity awards. We extend our mission to our employees, encouraging healthy lifestyles, emotional and physical well-being and a work-life balance through flexible work arrangements, healthy lifestyle perks, such as free yoga classes and healthy snacks, and health and well-being support from health advocates, mental health first aiders and well-being circles. Our Be Brilliant performance management framework supports at least annual performance reviews and career pathway mapping.

•Diversity, Equity and Inclusion. With employees hailing from countries across the world, our diversity is a cornerstone of our culture. Our Diversity, Equity, and Inclusion (“DEI”) program is incorporated across organizational departments, levels, and activities. Our Power of Diversity Resource Groups, which include Black Alliance Network, Women in Tech Health, LGBT Allies, and Interfaith, provide support to members and an avenue for groups to advise senior stakeholders on DEI and business direction goals. Each group is given the opportunity to deliver events and educational programs throughout the year. Our corporate holiday calendar and events are inclusive of a range of identities and backgrounds, such as the inclusion of a variety of religious holidays such as Eid al-Fitr, Diwali, Christmas and others.

•Data Privacy and Cybersecurity. We know that our success is predicated on members trusting us to responsibly manage their most sensitive data and keep it safe and secure. Our data privacy and information security organizations work with business units from design to delivery, keeping our members in mind at every step. Our information security team is led by our Vice President of Information Security. Our Information Security Management System has achieved ISO 27001 and SOC 2 Type II certification, and we achieved HITRUST certification at the end of 2022. The team’s primary focus is securing our platforms through which most of our services are delivered, alongside strengthening our data-centric security approach. Our mindset of “security by design” means that security is considered a quality aspect of our product, embedded in product design from the outset, rather than added as an overlay post-design. Our aim is to create products that are resilient in the face of escalating global cybersecurity threats. Our Data Privacy team is led by our Data Protection Officer. The team helps us to uphold members’ right to privacy and control of their data. We seek to provide transparency and visibility into our data collection and use activities, such as product improvement and marketing. We are also mindful of our key stakeholders, who reside around the world, and therefore, we strive to identify and comply with applicable cross-border regulations, such as HIPAA, GDPR/U.K. GDPR, keeping current through horizon scanning and risk register maintenance.

Our Governance Pillar is focused on our commitments to compliance, ethics and enterprise risk management.

•Ethical Conduct. We aim to uphold the highest standards of ethical business conduct, integrity and responsibility by having employees strictly adhere to our policies that include our Code of Ethics and Conduct, Global Anti-Bribery and Anti-Corruption Policy, and Corporate Whistleblower Policy. To promote a culture of compliance and ethics, in 2022, we engaged our employees in a Compliance & Ethics Week, which brought meaningful attention, recognition, and reminders that compliance and ethics matters to our organization running effectively, and for the best interests of the patients we serve.

•Board Oversight of ESG. Oversight provided by the board of directors and its committees is focused on ESG, cybersecurity, clinical governance, and other key compliance and risk issues. Our Governance, Risk, and Compliance (“GRC”) Framework, overseen by our GRC team, is integral to our compliance and enterprise risk management efforts. A GRC team committee meets quarterly and reports to the audit committee of our board of directors.

All of our actions and each of our ESG pillars are underpinned by our vision to be a leading digital-first, value-based care company where healthcare revolves around the patient.

Regulatory Environment

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are significant. Our profitability depends in part upon our ability, and that of our affiliated providers and independent contractors, to operate in compliance with applicable laws and to maintain all applicable licenses. A review of our operations by regulatory authorities could result in determinations that could adversely affect our operations, or the healthcare legal or regulatory environment coul0d change in ways that restrict or otherwise impact our operations. To the extent that any of our employees or third-party contractors engages in any misconduct or activity in violation of an applicable law, we may be subject to increased liability under the law or increased government scrutiny. If any action is instituted against us, and we are not successful in defending ourselves or asserting our rights, such action could have a significant impact on our business, including the imposition of significant fines or other sanctions. Our operations may be adversely affected or disrupted due to restrictions imposed on third parties. Complying with any new legislation and regulations could be time-intensive and expensive, resulting in a material adverse effect on our business.

As a digital health or a telehealth platform company, our operations are subject to United States federal, state and local and international regulation in the jurisdictions in which we do business. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be certain that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, in the United States, state and federal regulatory authorities temporarily loosened or waived certain regulatory requirements in order to increase the availability of telehealth services for the COVID-19 public health emergency. For example, many state governors issued executive orders permitting physicians and other healthcare professionals licensed in other states to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure or registration process. In addition, changes were made to the Medicare and Medicaid programs (through legislative changes, and the exercise of regulatory discretion and authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. For example, on November 19, 2021, CMS published a final rule announcing policy changes for Medicare payments under the Physician Fee Schedule that, among other changes, allow certain services to remain on the Medicare telehealth list through December 31, 2023. Moreover, the Consolidated Appropriations Act of 2023 extended many telehealth flexibility waivers through December 31, 2024. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period.

We believe that a return to the status quo would not have a materially negative impact on any commercial agreements we entered into during the years ended December 31, 2022, 2021, and 2020. Each of these agreements has a defined term and virtually none allow for immediate termination for convenience by the customer in question. For many healthcare companies engaging in telehealth, the most significant potential concern about returning to the status quo is that restrictions on the reimbursement of telehealth visits to Medicare beneficiaries could be reimposed. We do not believe that the visit volume on our platform or visit revenue will materially decrease following a return to the status quo from a regulatory perspective.

Medical Provider Licensing, Practice of Medicine and Related Laws

The delivery of health care services is subject to state, federal, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the standard or adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, operating policies and procedures, and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth is unclear and subject to differing interpretations.

Physicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state or local jurisdiction in which the patient is located. We have established systems to confirm our affiliated physicians are appropriately licensed under applicable state or local law and that their provision of telehealth to members is delivered in compliance with applicable rules governing telehealth, although these subjects necessarily depend in some instances on collection of accurate information from patients. Depending on the jurisdiction, failure to comply with these laws and regulations could result in licensure actions against the physicians, our services being found to be non-reimbursable, or prior payments being subject to recoupment, an interruption of the services we deliver, and/or civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the United States; Fee Splitting

State corporate practice laws prohibit lay entities (i.e., entities that are not owned by a licensed healthcare professional, like us) from practicing medicine. To comply with the requirements of these prohibitions, we contract with affiliated physician organizations to provide health care services to customers and members. Under these arrangements, our platform is used by the affiliated physician organizations to facilitate the delivery of telehealth services by the affiliated physician organizations and their patients in accordance with the customer and member contracts. Under these arrangements we also provide our affiliated physician organizations with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These arrangements are also subject to state fee splitting and state and federal anti-kickback and similar laws that restrict or define the kinds of financial relationships we can have with our affiliated physician organizations.

State corporate practice of medicine and fee splitting laws and rules vary from state to state, and from federal anti-kickback prohibitions. In addition, these requirements are subject to interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to significant adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

Other U.S. Healthcare Laws

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. The Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration (i) in return for referring or to induce the referral of an individual for the furnishing, or arranging for the furnishing, of items or services paid for in whole or in part by any federal health care program, such as Medicare and Medicaid, and (ii) ordering, leasing, purchasing or recommending or arranging for the ordering, purchasing or leasing of items, services, good, or facility paid for in whole or in part by any federal health care program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act that imposes civil liability on individuals or entities that, among other things, knowingly submit false or fraudulent claims for payment to the government, or knowingly make, or cause to be made, a false statement in order to have a false claim paid, or retain identified Medicare or Medicaid overpayments and allows for qui tam or whistleblower suits by private individuals on behalf of the government. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or the Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;
•various federal healthcare-focused criminal laws that impose criminal liability for intentionally submitting false or fraudulent claims, or making false statements, to the government;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payer, including patients and commercial insurers;
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•state laws, regulations, interpretative guidance, and policies requiring certain modality and other actions to establish a provider-patient relationship, deliver care, or prescribe medications as part of a telehealth service;
•state laws, regulations and policies relating to licensure and the practice of telehealth services across state lines;
•state laws, regulations, interpretative guidance, and policies regarding the dispensing or delivery of medications and devices;
•state laws, regulations, interpretative guidance, and policies regarding reporting requirements and patient consent, education, and follow-up related to treatment, including treatment and education for certain specific topics, such as, contraception, HIV and other STIs and state reporting for HIV, STIs, and infectious diseases;
•laws that regulate debt collection practices as applied to our debt collection practices;
•a provision of the Social Security Act that imposes penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs; and
•with respect to medical devices such as our Higi Smart Health Stations, FDA authority over medical device marketing, including assessment and oversight of safety and effectiveness and over “promotional labeling,” and FTC authority over “advertising.”

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. We have implemented a compliance program to maintain compliance with these laws, however instances of non-compliance may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid programs represent a large portion of our revenue in the United States and exclusion from future participation in these programs would significantly reduce our revenue for years to come. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the DOJ and the OIG have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and significant penalties per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. On June 24, 2022, the U.S. Supreme Court issued its decision in Dobbs v. Jackson Women’s Health Organization, holding that the Constitution of the United States does not confer a right to obtain an abortion, and overturning both Roe v. Wade (1973) and Planned Parenthood v. Casey (1992). As a practical matter, the decision will make it difficult or impossible for some pregnant individuals to obtain certain sexual or reproductive health services in a substantial number of U.S. states.

The Dobbs decision has triggered widespread legal uncertainty concerning the delivery of reproductive and family planning services. About half of the U.S. states are expected to or already have laws that prohibit or heavily limit abortion services. These state laws largely regulate healthcare providers and patients, although some state laws capture other parties that “aid and abet” the violation of these laws. However, some of these laws are being challenged in state and federal courts on various legal grounds, the U.S. President signed an executive order on July 8, 2022 aimed at protecting abortion rights, and a number of states are following suit by passing legislation to protect patients who seek abortion services.

Our business has been adversely impacted by the Dobbs decision because we must now invest, and expect to need to continue to invest, substantial resources to monitor the status of legal developments that may impact our and our clinicians’ ability to provide telehealth services related to sexual and reproductive health. If we fail to fully comply with any of these changing laws to the extent that they apply to our business, as a result of ambiguity in the law or otherwise, we may be subject to monetary liabilities, injunctions or other negative consequences. In addition, changes in insurance coverage for sexual and reproductive health services under health plans that we contract with could adversely impact our ability to provide and be paid for such services. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Additionally, the healthcare industry is subject to antitrust scrutiny. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. The FTC, the Antitrust Division of the DOJ and state Attorneys General actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anti-competitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. If antitrust enforcement authorities conclude that we violate any antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Healthcare Regulation Worldwide

United Kingdom

The regulator of health services at a system level in England is the CQC which is an executive non-departmental public body of the Department of Health and Social Care of the U.K. Any provider of certain regulated healthcare activities in England must be registered with the CQC, and it is an offense for an unregistered person to provide such services. The CQC monitors, inspects and regulates such providers to make sure they meet fundamental standards of quality and safety and it publishes what it finds, including performance ratings to help people choose care including the standards set out in the Health and Social Care Act 2008 (Regulated Activities) Regulations 2014 and Quality Commission (Registration) Regulations 2009, each as amended from time to time.

Where a CQC inspection finds deficiencies in the service provision, it will make recommendations for improvement and the CQC generally aims to work in cooperation with healthcare providers to ensure voluntary compliance. However, where this is not possible, the CQC has powers to take enforcement action, including:
•issuing requirement notices or warning notices to set out what improvements a provider must make;
•making changes to a provider’s registration to limit what they may do;
•issuing cautions or fines; and/or
•prosecuting cases where people are harmed or placed in danger of harm.

On July 6, 2021, a new Health and Care Bill was published setting out key legislative proposals to reform the delivery and organization of health services in England, promote integrated services, and ensure a focus on improving health rather than simply providing health care services. Several of this Health and Care Bill’s proposals have been informed by NHS’s recommendations and its purpose is to enable increased sharing and more effective use of data across the health and adult social care system. The proposed legislation contains new powers for the U.K. Secretary of State over the health and care system, and targeted changes to public health, social care, and quality and safety matters. The provisions contained in the Health and Care Bill allow NHS Digital to require information from private health care providers and enable a consistent approach to the use of data supporting improved safety and quality across private and NHS health services. The Health and Care Bill is currently being debated in the U.K. Parliament and if passed in 2022, service providers will need to comply with relevant requirements.

The MHRA regulates the elements of our products which are categorized as medical devices. See “— Medical Device Regulation — U.K. Medical Device Regulation” below.

Canada

The healthcare regulatory requirements in Canada apply primarily to individual practitioners rather than at a system level to service providers. Within primary care, the main requirement is that the individual practitioner is in good standing with the relevant provincial professional regulatory body (generally the provincial College of Physicians). As a healthcare services and technology provider, we are not subject to such regulatory oversight.

Rwanda

Our services in Rwanda are regulated by the Rwandan Ministry of Health, both through its overall responsibility for healthcare provision within Rwanda and through contractual mechanisms contained within its contract with us.

Medical Device Regulation

Some of our digital software products are considered medical devices in the United Kingdom and the European Union. Specifically, our Symptom Checker (“Triage”) and our Health Assessment tool (“Healthcheck”) are registered as medical devices with the MHRA and the Irish Health Products Regulatory Authority. Both products are placed on the U.K. and EU market bearing the European Conformity Marking (“CE mark”), indicating conformity to EU medical device legislation; both current products are placed on the market under Council Directive 93/42/EEC (the “EU Medical Devices Directive”). However, neither Triage nor Healthcheck has been independently assessed and certified by a notified body.

Triage and Healthcheck are considered Class I medical devices falling under Rule 12 of Annex IX of the EU Medical Devices Directive. We are seeking EU certification from a notified body for Triage under the EU Medical Devices Regulation (Regulation No. 2017/745).

Our current digital software products are not considered medical devices in other jurisdictions where the products are marketed, including Malaysia, Hong Kong, Singapore, Indonesia, Vietnam, Thailand, Philippines, Taiwan, Cambodia, Laos, Myanmar, Canada and Rwanda. Babylon has confirmed the regulatory position in these jurisdictions with local regulatory experts or regulators.

United States Medical Device Regulation

The FDA has authority to regulate medical devices, which are subject to extensive and rigorous regulation including with respect to their design, development, manufacturing, testing, labeling, packaging, safety, efficacy, premarket review, marketing, sales, distribution, import and export. A “device” is broadly defined under the FDCA to mean an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory which is, among other things, intended for use in the diagnosis of diseases or other conditions or in the cure, mitigation, treatment or prevention of disease, or which is intended to affect the structure or function of the body and does not achieve its primary intended purpose through chemical action and is not dependent upon being metabolized for the achievement of such purpose. The FDA considers certain software functions with these intended uses to constitute devices. However, the 21st Century Cures Act amended the FDCA to exclude from the definition of a “device” certain types of software, including software used for administrative support of a healthcare facility; software intended for maintaining or encouraging a healthy lifestyle and unrelated to the diagnosis, cure, mitigation, prevention, or treatment of a disease or condition; certain software intended to transfer, store, convert formats, or display the equivalent of paper medical charts; and software designed for transferring, storing, or displaying medical device data or in vitro diagnostic data; and certain clinical decision support software.

In addition, the FDA has issued guidance establishing certain policies pursuant to which it has indicated it will exercise enforcement discretion and will not apply its regulatory authorities with respect to certain kinds of software that may otherwise fall within the definition of a device. For example, the FDA has established a compliance policy for certain products that may fall within the definition of a device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. For such low-risk products, the FDA does not intend to examine whether the product constitutes a medical device, and if the product is a medical device, whether the product complies with the premarket review and post-market regulatory requirements of the FDCA. As such, if a medical device falls within the definition of a “low risk general wellness product,” the product may be subject to enforcement discretion under the FDA’s compliance policy for such products, meaning that the FDA will not enforce its medical device authorities with respect to that product. In addition, the FDA has established an enforcement discretion policy for certain mobile medical apps that otherwise fall within the definition of a medical device but do not pose a risk to patient safety in the event of a failure to function as intended.

Medical devices that do not fall within enforcement discretion policies may be subject to the requirement for premarket review by the FDA through either FDA clearance of a 510(k) premarket notification, de novo classification, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Manufacturers of medical devices placed into Class III can also request a risk-based classification determination for the device in accordance with the de novo process, which is a route to market for novel medical devices that are low-to-moderate risk and do not have an appropriate predicate device. After a device is authorized for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturers of medical device products marketed in the United States are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Device manufacturers are also subject to periodic scheduled or unscheduled inspections by the FDA. The FDA has broad regulatory compliance and enforcement powers.

If the FDA determines that we have failed to comply with applicable regulatory requirements, including a determination that our software products require prior FDA clearance or approval to be legally marketed in the United States, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties; recalls, withdrawals, or administrative detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for marketing authorization of new products or modified products; withdrawing marketing authorizations that have already been granted; refusal to grant export or import approvals for our products; or criminal prosecution.

Regulation of Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices. Until May 25, 2021, medical devices were regulated by the EU Medical Devices Directive which has been repealed and replaced by the EU Medical Devices Regulation. Our products have been certified under the EU Medical Devices Directive whose regime is described below.

However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards — which is ISO 13485:2016 for Medical Devices Quality Management Systems — conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The EU Medical Devices Regulation became effective on May 26, 2021. The new Regulation among other things:
•strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;

•imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device — and as applicable, each package — will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed — once functional — and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU rules are generally applicable in the EEA, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

U.K. Medical Device Regulation

Since January 1, 2021, the MHRA has become the sovereign regulatory authority responsible for Great Britain (i.e., England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their U.K. Responsible Person has a registered place of business in the U.K. Manufacturers based outside the U.K. need to appoint a U.K. Responsible Person that has a registered place of business in the U.K. to register devices with the MHRA in line with the grace periods. Additionally, U.K.-based notified bodies, which were designated to independently assess the conformity of certain products requiring CE marking before being placed on the EU market, are now no longer established in the EU, and accordingly, the conformity assessments carried out by such U.K. bodies, including those assessments carried out prior to January 1, 2021, are no longer valid for the EU compliance regime. Manufacturers whose products currently rely on third-party conformity assessments carried out by U.K. notified bodies now require new conformity assessments to be carried out by EU-based notified bodies in order to ensure continuing compliance with the EU regime and to continue to place those products on the EU market. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (“U.K. Conformity Assessed”) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the U.K., differ from those in the rest of the U.K. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until the end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the U.K. Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU Active Implantable Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the trade deal between the U.K. and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a U.K. notified body conducts such assessment, a ‘UKNI’ mark applied and the device may only be placed on the market in Northern Ireland and not the EU.

ISO 13485

Regulatory requirements are increasingly stringent throughout every step of a product’s life cycle, including service and delivery. Increasingly, organizations in the industry are expected to demonstrate their quality management processes and ensure best practice in everything they do. ISO 13485, issued by the International Organization for Standardization, or (“ISO”), is the medical device industry’s internationally agreed standard, setting out the requirements for a quality management system specific to the medical devices industry.

Our quality management system, in which our medical devices have been developed, has been independently assessed and certified by a notified body to EN ISO 13485:2016 standard.

DCB 0129/0160 (National Health Service U.K. standards for design and implementation of digital health technologies)

DCB 0129 is the clinical risk management standard with which manufacturers of health IT systems and apps need to comply. The standard is governed by NHS Digital and compliance is mandatory under the U.K. Health and Social Care Act 2012. Digital health technology can introduce as well as mitigate clinical risk. NHS Digital requires that organizations who manufacture health IT systems and apps undertake a formal risk assessment and evidence the measures which have been put in place to mitigate risk. Proactively demonstrating that a product is safe helps to protect from litigation and visibly demonstrates best-practice to customers. To comply with the standard, we undertake a formal risk assessment on the product and produce three documents summarizing the outcome: the Clinical Risk Management Plan, Hazard Log and Clinical Safety Case Report.

International Regulation

We expect over time to continue to expand our operations in foreign countries through growth and acquisitions. In such a case, our international operations will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection, data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or the Bribery Act, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute at 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws and anti-money laundering laws that apply in countries where we do business. The Bribery Act, the FCPA and these other anti-corruption laws generally prohibit us and our employees, agents, representatives, business partners, and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to recipients in the public or private sector in order to obtain or retain business or gain some other business advantage. The expansion of our operations into foreign countries increases our exposure to these anti-corruption, anti-bribery and anti-money laundering laws. We sometimes leverage third parties to sell our products and conduct our business abroad. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We, our employees, agents, representatives, business partners and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize those activities. While we have mechanisms to identify high-risk individuals and entities before contracting with them, we operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions that violate applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations. We may not be completely effective in ensuring our compliance with all such applicable laws, which could result in our being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

We and our products in many cases are subject to U.S. import and export controls and trade and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons targeted by U.S. sanctions. Exports of our products and services must be made in compliance with these laws and regulations when applicable. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in civil and criminal penalties, including loss of export privileges and substantial fines for us and for the individuals working for us.

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solution or permit the use of our platform in those countries.

Changes in our solution, or future changes in export and import regulations, may prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our solution would likely adversely affect our business, financial condition and results of operations.

In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

Human Capital Management

Babylon was founded with a single purpose: to put an accessible, affordable health service into the hands of every person on Earth, and everything else flows from this: our values, the way we behave, what we expect, and the way we work and interact with each other. Our values drive our behaviors to be compassionate, inclusive, creative, tenacious, positive, and self-starting, and we look for these behaviors in our employees.

Employees

We employed approximately 1,895 people as of December 31, 2022. For the year ended December 31, 2022, our global average headcount was 2,147. For the year ended December 31, 2021 and 2020 our global average headcount was 2,573 and 2,108, respectively. Our global workforce is comprised of approximately 70% full time employees and 30% part time employees. Within the total employee population at Babylon as of December 31, 2022, approximately 35%, 62%, and 3% of our employees worked in the U.S., U.K., or other countries, respectively. None of our employees in the U.S. are represented by unions or party to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

Our profitability and the cost of providing our services are affected by our utilization rates of our employees in our various locations. If we are not able to maintain appropriate utilization rates for our employees involved in the delivery of our services, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:
•our ability to promptly transition our employees from completed projects to new assignments and to hire and integrate new employees;

•our ability to forecast demand for our services and thereby maintain an appropriate number of employees in each of our delivery locations;
•our ability to deploy employees with appropriate skills and seniority to projects;
•our ability to manage the attrition of our employees; and
•our need to devote time and resources to training, professional development and other activities that cannot be billed to our customers.

Talent Acquisition and Development
Our ability to attract a skilled workforce of engineers, mathematicians, scientists and healthcare practitioners, and a diverse workforce reflective of our members, is critical to meeting our mission and achieving results for our members, healthcare partners, shareholders and other stakeholders. Reward at Babylon helps us all share in our collective success and align long-term incentives through bonus and stock awards or options. We extend our mission to our employees, encouraging healthy lifestyles, emotional and physical well-being and a work-life balance through flexible work arrangements, healthy lifestyle perks, such as free yoga classes and healthy snacks, and health and well-being support from health advocates, mental health first aiders and well-being circles. Our Be Brilliant performance management framework supports at least annual performance reviews and career pathway mapping.

In addition, our ESG initiatives include diversity, equity and inclusion and ethical conduct as some of our focus areas with regard to talent acquisition and development. See “Business—Commitment to Environmental, Social and Governance Leadership.”

Data Privacy and Cybersecurity

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

We know that our success is predicated on members trusting us to responsibly manage their most sensitive data and keep it safe and secure. Our data privacy and information security organizations work with business units from design to delivery, keeping our members in mind at every step. Our information security team and is led by our Vice President of Information Security, who reports directly to our CTO. Our Information Security Management System has achieved ISO 27001 and SOC 2 Type II certification, and we achieved HITRUST certification at the end of 2022. The team’s primary focus is securing our platforms through which most of our services are delivered, alongside strengthening our data-centric security approach. Our mindset of “security by design” means that security is considered a quality aspect of our product, embedded in product design from the outset, rather than added as an overlay post-design. Our aim is to create products that are resilient in the face of escalating global cybersecurity threats. Our Data Privacy team is led by our Data Protection Officer, who ultimately reports to the CFO. The team helps us to uphold members’ right to privacy and control of their data. We seek to provide transparency and visibility into our data collection and use activities, such as product improvement and marketing. We are also mindful of our key stakeholders, who reside around the world, and therefore, we strive to identify and comply with applicable cross-border regulations, such as HIPAA and the GDPR / U.K. GDPR, keeping current through horizon scanning and risk register maintenance.

Additional Information
We were incorporated in the Jersey Channel Islands, Bailiwick on April 11, 2014 with registered number 115471. Our principal executive offices are located at 2500 Bee Cave Road, Building 1 — Suite 400, Austin, Texas 78746, and our telephone number is (512) 967-3787. Our website address is www.babylonhealth.com. The information on, or that can be accessed through, our website is not part of this Annual Report. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. When used in this Report, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Babylon’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and potential growth opportunities.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to: our future financial and operating results, ability to generate profits, and timeline to profitability for the Company as a whole and in our lines of business; risks associated with our debt financing agreements with AlbaCore; that we may require additional financing and our ability to obtain additional financing on favorable terms, or at all; our ability to execute the sale of the Meritage Medical Network/Independent Physicians Association business (the “IPA Business”), or other strategic alternative, to obtain additional capital to support our business, including the timing and the sale price of any such transaction; the impact of our recently completed reverse share split on the price and trading market of our Class A ordinary shares; uncertainties related to our ability to continue as a going concern over the next twelve months; our ability to realize the expected cost savings from our cost reduction actions; our ability to execute our business plan, which focuses on balancing continued growth with improving our profitability outlook, adequately address competitive challenges, manage our employee base or maintain our corporate culture; competition; our inability to renew contracts with existing customers, contract renewals at lower fee levels, or significant reductions in members, pricing or premiums under our contracts due to factors outside our control; our dependence on our relationships with physician-owned entities; our inability to maintain and expand a network of qualified providers; our inability to increase engagement of individual members or realize the member healthcare cost savings that we expect; the concentration of our revenue on a limited number of customers; the uncertainty and potential inadequacy of our claims liability estimates for medical costs and expenses; risks associated with estimating the amount and timing of revenue recognized under our licensing agreements and value-based care agreements with health plans; risks associated with our physician partners’ failure to accurately, timely and sufficiently document their services; risks associated with inaccurate or unsupportable information regarding risk adjustment scores of members in records and submissions to health plans; risks associated with reduction of reimbursement rates paid by third-party payers or federal or state healthcare programs; risks associated with regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH model; immaturity and volatility of the market for telemedicine and our unproven digital-first approach; our inability to develop and release new solutions and services; our relatively limited operating history; difficulty in hiring and retaining talent to operate our business; dependence on relationships with third parties for growth; our fluctuating quarterly results; risks associated with our international operations, economic uncertainty or downturns; risks associated with expanding our direct sales force and acquiring other businesses; risks associated with our use of open source software; risks associated with catastrophic events and pandemics, including the COVID-19 pandemic; climate change risks; risks relating to increasing attention to and scrutiny of ESG; risks associated with our long and unpredictable sales and implementation cycle; our inability to obtain or maintain insurance licenses or authorizations allowing our participation in risk-sharing arrangements with payers; risks associated with foreign currency exchange rate fluctuations and restrictions; risks associated with evolving laws and government regulations, including tax laws; risks that certain of our software products could become subject to oversight by the United States Food and Drug Administration (the “FDA”); risks associated with medical device regulations applicable to certain of our products and operations; risks associated with our intellectual property and potential claims and legal proceedings; risks associated with information technology, cybersecurity and data privacy; if we fail to comply with the New York Stock Exchange (“NYSE”) continued listing requirements and rules, the NYSE may delist our Class A ordinary shares; risks associated with ownership of our Class A ordinary shares, and operating as a public company; risks associated with our incorporation in Jersey; and other risks and uncertainties described in Item 1A. Risk Factors in this Annual Report. Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for SEC reporting purposes, but that is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

We caution you against placing undue reliance on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties described in Item 1A. Risk Factors in this Annual Report. Except as required by law, we do not undertake any obligation to update or revise our forward-looking statements, which speak only as of the date on which they are made, to reflect events or circumstances after the date of this Annual Report.

Item 1A. Risk Factors

We operate in a market environment that is difficult to predict and that involves significant risks, many of which are beyond our control. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before making an investment decision. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or results of operations could be seriously harmed. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor, if they materialize, also may adversely affect us.

Summary of Risk Factors
The following is a summary of some of the principal risks we face:
•We have a history of incurring losses and we may not be able to achieve or maintain profitability. We entered into a secured bridge loan notes facility agreement in March 2023 that includes restrictive debt covenants and anticipates that we will complete a sale of our IPA Business or other strategic alternatives to obtain additional capital to support our business. We cannot assure you that we will be able to timely execute a sale of our IPA Business or other strategic alternative, or the timing or sale price of any such transaction. Additional financing may not be available on favorable terms or at all, or could be dilutive to our shareholders or impose additional restrictive debt covenants on our activities;
•Our historical operating results and dependency on further capital raising and/or securing additional loans to fund our operations indicate substantial doubt exists related to our ability to continue as going concern over the next twelve months;
•We may be unable to execute our business plan, which focuses on balancing continued growth with improving our profitability outlook, adequately address competitive challenges, manage our employee base or maintain our corporate culture;
•Our ability to realize the expected cost savings of our cost reduction actions;
•We may face intense competition, which could limit our ability to maintain or expand market share;
•Our existing customers may not continue or renew their contracts with us, or may renew at lower fee levels or decline to license additional applications and services from us, and significant reductions in members, per member per month (PMPM) fees, pricing or premiums under these contracts could occur due to factors outside our control;
•We are dependent on our relationships with physician-owned entities and our business could be harmed if those relationships or our arrangements with our providers or our customers were disrupted;
•Failure to maintain and expand a network of qualified providers could adversely affect our future growth and profitability;
•We may be unable to increase engagement of the individual members that interact with our platform, and even if we are successful in increasing member engagement, if are unable to realize the member healthcare cost savings that we expect, our future profitability could be adversely affected;
•A significant portion of our revenue comes from a limited number of customers, and the loss of a material contract could adversely affect our business;
•The recognition of a portion of our revenue is subject to realizing healthcare cost savings and achieving quality performance metrics, and may not be representative of revenue for future periods;
•Our claims liability estimates for medical costs and expenses are uncertain and may not be adequate, and adjustments to our estimates may unfavorably impact our financial condition. If our estimates of the amount and timing of revenue recognized under our licensing agreements and value-based care agreements with health plans are materially inaccurate, our revenue recognition could be impacted;

•Our physician partners’ failure to accurately, timely and sufficiently document their services could result in nonpayment for services rendered or allegations of fraud. Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•Reimbursement rates paid by third-party payers or federal, state or foreign healthcare programs may be reduced, and third-party payers or government payers may restrain our ability to obtain or provide services to our members;
•Regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH model, and our participation in such proposed models, could impact our business and results of operations;
•The market for telemedicine is immature and volatile and our digital-first approach is relatively new and unproven;
•We may not be able to develop and release new solutions and services, or successful enhancements, new features and modifications to our existing solutions and services;
•If we are unable to hire and retain talent to operate our business, we may not be able to grow effectively;
•Catastrophic events and man-made problems, and a pandemic, epidemic, or outbreak of an infectious disease, including the COVID-19 pandemic, could adversely affect our business;
•Failure to obtain or maintain insurance licenses or authorizations allowing our participation in risk-sharing arrangements with payers could subject us to significant penalties and adversely impact our operations;
•We operate in a heavily regulated industry, and we are subject to evolving laws and government regulations;
•We may be subject to intellectual property infringement claims, medical liability claims or other litigation or regulatory investigations;
•Certain of our software products could become subject to FDA oversight, and certain of our products and operations are subject to medical device regulations;
•If we fail to comply with the NYSE’s continued listing requirements and rules, the NYSE may delist our Class A ordinary shares;
•The trading price of our Class A ordinary shares is volatile, and the value of our Class A ordinary shares may decline;
•Our status as an “emerging growth company” may make our Class A ordinary shares less attractive and affords less protection to our shareholders;
•Our issuance of additional Class A ordinary shares in future financings, acquisitions, or investments, under our stock incentive plans, or otherwise will dilute all other shareholders and could cause the market price of our Class A ordinary shares to drop significantly, even if our business is doing well;
•Some of our management team has limited experience managing a public company, including the new public reporting requirements applicable to us as a U.S. domestic issuer as of January 1, 2023;
•If our remediation of our identified material weaknesses is not effective, or if we fail to develop an effective internal control system, our ability to produce timely and accurate financial statements or comply with applicable laws could be impaired;
•U.S. holders that own 10% or more of our equity interests may be subject to adverse U.S. federal income tax consequences. Our U.S. holders may suffer adverse tax consequences if we are classified as a “passive foreign investment company.” The Internal Revenue Service may not agree that we are a non-U.S. corporation for U.S. federal income tax purposes;
•Our shareholder rights and responsibilities are governed by Jersey law, which differs materially from U.S. companies’ shareholders rights and responsibilities; and
•The other matters described in the remainder of the Risk Factors section below.

Risks Related to Our Business and Operations

We have a history of incurring losses and we may not be able to achieve or maintain profitability. We entered into a secured bridge loan notes facility agreement in March 2023 that includes restrictive debt covenants and anticipates that we will complete a sale of our IPA Business or other strategic alternatives to obtain additional capital to support our business. We cannot assure you that we will be able to timely execute a sale of our IPA Business or other strategic alternative, or the timing or sale price of any such transaction. Additional financing may not be available on favorable terms or at all, or could be dilutive to our shareholders or impose additional restrictive debt covenants on our activities.

We have incurred losses for the period since our inception. We incurred losses for the period of $221.4 million, $83.4 million and $213.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $836.8 million and $615.3 million, as of December 31, 2022, and 2021, respectively. To date, we have financed our operations principally from the sale of our equity, revenue from our operations, and debt financings. We had $310.5 million of indebtedness as of December 31, 2022, consisting of $200 million of unsecured notes due 2026 (“Existing Notes”) issued to certain affiliates of, or funds managed or controlled by, AlbaCore Capital LLP (“AlbaCore Existing Note Subscribers”) on November 4, 2021, $100 million of additional Existing Notes that we issued to an additional AlbaCore Existing Note Subscriber on March 31, 2022, and $10.5 million of accrued interest.

In addition, on March 9, 2023, we and certain affiliates of, or funds managed and/or advised by, AlbaCore Capital LLP (the “AlbaCore Bridge Notes Subscribers”) entered into a bridge loan notes facility agreement (the “Bridge Facility Agreement”) by and among Babylon Holdings Limited (“BHL”), as borrower, Babylon Healthcare Inc., Babylon Partners Ltd., and Babylon Inc., as subsidiary guarantors (the “Subsidiary Guarantors”), and Babylon Group Holdings Limited, a limited company organized under the laws of England, as parent guarantor (the “Parent Guarantor” and, together with the Subsidiary Guarantors, the “Guarantors”), pursuant to which the AlbaCore Bridge Notes Subscribers have agreed to provide BHL with secured debt financing in the form of a senior secured term loan notes facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million, to be funded in three tranches, subject to the satisfaction of the customary conditions precedent described in the Bridge Facility Agreement. The purpose of the Bridge Facility is to provide us with funding for a period of time that allows us to execute binding bids relating to a successful sale of the IPA Business or other strategic alternatives to fund our business and operations. There is no assurance that the Bridge Facility will provide sufficient funding for a time period that allows us to complete a successful sale of our IPA Business or other strategic alternatives. We cannot assure you that we will be able to timely execute a sale of our IPA Business or other strategic alternatives, or the timing or sale price of any such transaction. Therefore, additional funding may be required.

We are subject to restrictions under the Bridge Facility Agreement with respect to acquiring shares, businesses or material assets, a prohibition on distribution to or dividends to shareholders during the term of the Bridge Facility, incurrence of financial indebtedness, grants of liens and security, extension of credit and guarantees outside the ordinary course of business, some of which are partially disapplied following BHL’s completion of the issuance of equity, subordinated debt (including junior convertible capital) and/or a new incurrence of pari passu ranking debt in order to raise net cash proceeds of no less than $50.0 million, together with any amounts applied in repayment of the Bridge Facility (the “Recapitalization”) or a sales process relating to the sale of the Group, a sale of a strategic minority stake in the group or a sale of material assets or subsidiaries of the Group, in each case, raising net cash proceeds (including the release of any restricted or trapped cash) of no less than $150.0 million aggregate cash proceeds (the “M&A Process”). In addition, unless the liquidity of the Group is greater than or equal to $25.0 million, the Group will be subject to certain additional restrictions in relation to the application and use of cash including in relation to the acquisition of shares, businesses and material assets and the repayment or prepayment of certain types of financial indebtedness. The Bridge Facility contains events of default BHL fails to satisfy the milestones in relation to a Recapitalization or the M&A Process described above and other events of default customary for financings of this nature.

As a condition to funding under the Bridge Facility Agreement, we and the AlbaCore Existing Notes Subscribers agreed to certain amendments to the Existing Notes and their operative agreements and the grant of security in favor of the AlbaCore Existing Notes Subscribers by Babylon and the Parent Guarantor only (on a junior basis to the AlbaCore Bridge Notes Subscribers). These amendments will align certain of the covenants of the Existing Notes to the covenants of the Bridge Facility, including a minimum liquidity covenant, a prohibition on distribution to or dividends to shareholders, certain governance undertakings and funding milestones. If we are unable to satisfy the milestones under the Bridge Facility or an event of default occurs under the Existing Notes or the Bridge Facility that we are unable to cure, a material adverse effect our business, financial condition and results of operations could result.

Our cash flow from operations was negative for the years ended December 31, 2022, 2021 and 2020. We may not generate positive cash flow from operations or profitability on the timetable that we expect, and our relatively limited operating history may make it difficult for you to evaluate our current business and our future prospects. Further, our liquidity may be impacted by regulatory solvency requirements associated with our IPA Business.

Although we implemented nearly $125 million in annualized cost reductions beginning in 2022, we expect our losses will continue, and we intend to continue to make investments to support our business growth and expect to require additional funds to respond to business challenges. These efforts and investments may prove to be more costly than we anticipate, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business to a level to sufficiently offset these expenses. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

In addition, in order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A ordinary shares. Any debt financing or refinancing secured by us in the future could involve additional restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of our Class A ordinary shares. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations would be adversely affected. Our failure to raise additional capital or to achieve or maintain profitability could negatively impact the value of our Class A ordinary shares.

Our historical operating results and dependency on further capital raising and/or securing additional loans to fund our operations indicate substantial doubt exists related to our ability to continue as a going concern over the next twelve months.
At December 31, 2022, the Group incurred a loss for the year of $221 million (2021: loss of $83.4 million, 2020: loss of $213.0 million). As of December 31, 2022 the Group had a net liability position of $255.9 million (2021: $161.4 million). At December 31, 2022, the Group had cash and cash equivalents of $104.5 million (2021: $262.6 million) including $61.0 million of cash and cash equivalents held for sale. The Group has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising, including the closing of the Merger and PIPE Transaction (as defined below) on October 21, 2021 receiving proceeds of $229.3 million (Note 3 of the consolidated financial statements), entering into a note subscription agreement for $200.0 million on October 8, 2021 (Note 17 of the consolidated financial statements), entering an additional unsecured note on March 31, 2022 for $100.0 million (Note 17 of the consolidated financial statements), and entering into subscription agreements with several investors for a private placement of our Class A ordinary shares for $80.0 million (Note 19 of the consolidated financial statements). The Group’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

Management performed a going concern assessment for a period of twelve months from the date of approval of the consolidated financial statements included in this Annual Report to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023 we entered into a committed working capital facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million (Note 25 of the consolidated financial statements) with certain affiliates of our existing counterparty for our note subscription agreement (Note 17 of the consolidated financial statements). The purpose of this facility is to provide us with funding for a period of time that allows us to execute binding bids relating to a successful sale of our Meritage Medical Network/Independent Physicians Association Business (referred to as “IPA Business” or “IPA reporting unit” throughout our consolidated financial statements; Note 5 of the consolidated financial statements) or other strategic alternatives which would provide us with sufficient liquidity to fund our liabilities as they become due through March 31, 2024.

While there is no assurance that the facility will provide us with funding for a time period that allows us to execute binding bids relating to a successful sale of our IPA Business or other strategic alternatives, management believes it remains appropriate to prepare our financial statements on a going concern basis.

However, the above indicates that there are material uncertainties (ability to raise further capital through the successful execution of our planned sale of the IPA Business or other strategic alternatives) related to these potential events and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the financial statements have been issued.

The financial statements do not include any adjustments that would result from the basis of preparation being inappropriate.

If we are unable to execute our business plan, which focuses on balancing continued growth with improving our profitability outlook, adequately address competitive challenges, manage our employee base or maintain our corporate culture, our business, financial condition and results of operations would be harmed.

Since launching our first product in 2015, we have experienced rapid growth and we expect to continue to expand some of our operations. For example, our headcount has grown from 789 as of December 31, 2018 to 1,895 as of December 31, 2022. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. However, our current business plan focuses on balancing continued growth with improving our profitability outlook. Since 2022, we have implemented measures to improve capital discipline, including our execution of nearly $125 million in annualized cost reductions. We may not fully realize the expected benefits of these cost reduction actions. In addition, we may not be able to manage continued growth and our plans for profitability effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

The growth and expansion of our business creates significant challenges for our management, operational and financial infrastructure. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, all of which place significant demands on our management. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative solutions. This could negatively affect our business performance.

To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A ordinary shares may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. If we fail to effectively manage our hiring needs, successfully integrate our new hires and retain our talent, our efficiency and ability to meet our forecasts and our employee morale and productivity could suffer, and our business, financial condition and results of operations could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our results of operations and overall business. Further, we have made changes in the past, and will likely make changes in the future, to our solutions that our customers or members may not like, find useful or agree with. We may also decide to discontinue certain features, solutions or services or increase fees for any of our features or services. If customers or members are unhappy with these changes, they may decrease their usage of our solutions.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our Class A ordinary shares.

We have experienced significant revenue growth in recent years. For example, our revenue for the year ended December 31, 2022 represented a 245.9% increase compared to our 2021 revenue. However, our future revenues may not grow at the same rates or may decline. Our future revenue growth will depend, in part, on our ability to grow our revenue from existing customers, complete sales to potential future customers, expand our member bases and increase engagement with our members, profitability of current or new contracts, develop new products and services and expand internationally.

We can provide no assurance that we will be successful in executing our growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or when we will generate net income. Our value-based care business is a priority focus area for our growth, and presents numerous risks. For example, see the discussion of value-based care and value-based care agreements in the risk factors, “If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to license additional applications and services from us, or if significant reductions in members, PMPM fees, pricing or premiums under these contracts occur due to factors outside our control,” “If we are unable to increase engagement of the individual members that interact with our platform, or, even if we are successful in increasing member engagement, are unable to realize the member healthcare cost savings that we expect, our future profitability could be adversely affected,” “The recognition of a portion of our revenue is subject to realizing healthcare cost savings and achieving quality performance metrics, and may not be representative of revenue for future periods,” “Our claims liability estimates for medical costs and expenses are subject to uncertainty and may not be adequate, and any adjustments to our estimates may unfavorably impact, potentially in a material way, our reported results of operations and financial condition,” and “There are significant risks associated with estimating the amount and timing of revenue that we recognize under our licensing agreements and value-based care agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, financial condition, results of operations and cash flows” below.

Our ability to execute on our existing sales pipeline, create additional sales pipelines, expand our customer base and improve our contract profitability depends on, among other things, the attractiveness of our solution relative to our competitors’ offerings, our ability to demonstrate the value of our existing and future solutions, and our ability to attract and retain a sufficient number of qualified sales and marketing leaders and support personnel. In addition, our existing customers and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry. If we do not maintain or expand our market share, our business and operating results will be harmed.

The healthcare industry and, to a lesser extent, the telemedicine and digital self-care industries in which we operate are highly competitive. We currently face competition from a range of companies, and view as competitors those companies whose primary business is developing and marketing telemedicine platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, pricing and other terms and conditions, operational experience, customer support, extent of customer base, reputation, relationships with public and private health insurance providers, size and financial strength ratings. We believe the market for our offerings is underpenetrated, competitive, and characterized by rapidly evolving technology standards, customer and member needs, and the frequent introduction of new products and services. While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition.

Our competitors include companies whose primary business is developing and marketing remote healthcare platforms and services and also those engaged in value-based care, such as Agilon Health, Amwell, Oak Street Health, One Medical (which was acquired by Amazon in February 2023) and Teladoc. We also compete with health insurers and large corporations that are making inroads into the digital healthcare industry and that are increasingly focused on the development of digital health technology, often through initiatives and partnerships. These technology companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective. Competition may also increase from large technology companies, such as Apple, Amazon (which acquired One Medical in February 2023), Facebook, Verizon, or Microsoft, who may wish to develop or expand their own telehealth solutions or partner with our other competitors, as well as from large retailers like Kroger, CVS Health Corporation (which signed a definitive agreement to acquire Oak Street Health in February 2023), Walgreens or Walmart.
The surge in interest in telemedicine, in part due to the emergence of COVID-19, and the relaxation of HIPAA privacy and security requirements has also attracted new competition from providers who utilize consumer-grade video conferencing solutions, such as Zoom Video and Twilio.

In addition, large, well-financed healthcare providers and insurance carriers have, in some cases, developed their own platform or tools and may provide these solutions to their customers at discounted prices. Moreover, as we expand into new lines of business and offer additional products beyond clinical care and self-care, we could face intense competition from traditional healthcare systems and health insurance companies that are already established, some of whom also utilize AI, telehealth, ePharma, virtual care delivery and next generation payer and provider models.

Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products, and includes factors such as:
•long-term outcomes;
•ease of use and convenience;
•price;
•greater name and brand recognition;
•longer operating histories;
•greater market penetration;
•larger and more established customer and channel partner relationships;
•larger sales forces and more established products and networks;
•larger marketing budgets;
•access to significantly greater financial, human, technical and other resources;
•breadth, depth, and efficacy of offerings;
•quality and reliability of solutions; and
•employer, healthcare provider, government agency and insurance carrier acceptance.

Some of our competitors may have greater name and brand recognition, longer operating histories, and significantly greater resources than we do and may be able to offer solutions similar to ours at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

Our partners include healthcare payers, healthcare providers, governments and health systems, pharmaceutical companies and retailers, and technology and content providers, and our business customers include healthcare providers, insurers, governments, and employers that sponsor employee memberships as part of their benefits packages. Our partners and customers could become our competitors by offering similar services. Some of our partners may begin to offer services in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new customers in areas that may overlap with those that we have chosen to pursue. In such cases, we may potentially compete against our partners. Competition from our partners may adversely affect our relationships with our partners and our business. In addition, some of the terms of our partner relationships include exclusivity or other restrictive clauses that limit our ability to partner with or provide services to potential other customers or third parties, which could harm our business. We may in the future enter into agreements with customers that restrict our ability to accept assignments from, or render similar services to, those customers’ customers, require us to obtain our customers’ prior written consent to provide services to their customers or restrict our ability to compete with our customers, or bid for or accept any assignment for which those customers are bidding or negotiating. These restrictions may hamper our ability to compete for and provide services to other customers in a specific industry in which we have expertise and could materially adversely affect our business, financial condition and results of operations.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, current or potential customers may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete, our business, financial condition and results of operations could be adversely affected.

If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to license additional applications and services from us, or if significant reductions in members, PMPM fees, pricing or premiums under these contracts occur due to factors outside our control, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing customer contracts and sales of additional applications and services to existing customers.

Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our solution, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our or the ability of our customers to meet ongoing capital requirements and to continue as a going concern or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline. If our customers are dissatisfied with our products, including, for example, because members do not engage with our solutions or believe that we or they may not be able to continue as a going concern, our customers may terminate or decline renewal of their contracts. In particular, our customers are often motivated to partner with us because they believe that members’ use of our solutions will decrease our customers’ spending levels. If we are not successful in engaging members through our platform and services, we may not meet our customers’ expectations. If we fail to satisfy our existing customers, they may not renew their contracts, which could adversely affect our business and operating results.

As part of our growth strategy, we have recently focused on expanding our services amongst current customers and our contract profitability. As a result, selling additional applications and services and new contract profitability are critical to our future business, revenue growth and results of operations. Factors that may affect our ability to sell additional applications and services and acquire profitable contracts include, but are not limited to, the following:
•the price, performance and functionality of our solutions;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop and sell complementary applications and services;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in healthcare and telemedicine laws, regulations or trends; and
•the business environment of our customers and, in particular, headcount reductions by our customers.

We mainly enter into three types of contracts with our customers: value-based care, fee-for-service, and licensing.

Under our value-based care agreements with health plans, we manage the healthcare needs of our members in a centralized manner, where we negotiate a fixed per member per month (“PMPM”) allocation, also referred to as a capitation allocation, often based on a percentage of the payer’s premium or medical loss ratio (“MLR”) with the payer. We assume financial responsibility for member healthcare services, which means that, throughout the measurement period, the total actual medical costs are compared to the capitation allocation. At the end of the measurement period, we will either be responsible for all or part of excess costs above the capitation allocation, or will receive all or part of any savings, as compared to the capitation allocation. In some of our newer value-based care agreements, our financial responsibility for these surpluses or deficits relative to the capitation allocation is deferred until an initial agreed upon period has elapsed.

Under our fee-for-service agreements, we get paid by our customers based on the number of services members use through our platform and/or based on the number of members who can use our platform (i.e., eligible populations). Under our licensing agreements, we license our technology to third parties for them to make our technology available in certain territories and/or on their platforms. Our fee-for-service contracts generally have initial terms of one to two years and our licensing and risk-based contracts generally have initial terms of two to ten years. Most of our customers have no obligation to renew their contracts after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Our future results of operations also depend, in part, on our ability to expand our service and product offering. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to license new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

In addition, after the initial contract term, some of our customer contracts allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our healthcare database and related training and support prior to recognizing meaningful revenue from such a customer. Software licensing revenue is not recognized until our products are implemented for launch, which is generally a few months after contract signing. If a customer terminates its contract early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, financial condition and results of operations could be adversely affected.

Under value-based care and fee-for-service agreements that compensate us on a per member basis, a significant reduction in members, PMPM fees, pricing or premiums could adversely affect our business, financial condition and results of operations. Many factors that could cause such reductions are outside of our control; for example, members may cease to be eligible for or disenroll from the health plan offered by a customer that is a healthcare provider, insurer, government, or employer that sponsors employee memberships as part of its benefits package due to relocation, death, loss of a network provider, or redeterminations under a government program. In addition, if member eligibility changes within a short period of time, we may be unable to increase engagement of the affected members, or manage their medical conditions and related healthcare costs more effectively.

In the United States and for elements of our business in the U.K., we are dependent on our relationships with physician-owned entities to hold contracts and provide healthcare services. We do not own such professional entities, and our business could be harmed if those relationships were disrupted or if our arrangements with our providers or our customers are found to violate state laws prohibiting the corporate practice of medicine or fee-splitting.

There is a risk that authorities in some jurisdictions may find that our contractual relationships with the physician-owned professional entities violate the corporate practice of medicine or fee-splitting laws or similar or equivalent rules in the relevant jurisdiction. These laws generally prohibit the practice of medicine by, or sharing of professional fees with, lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a clinician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment or fee-splitting varies across the states and is subject to change and to evolving interpretations by state boards of medicine, state courts and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee-splitting laws will not circumscribe our business operations. The enforcement of state corporate practice of medicine doctrines or fee-splitting laws may result in the imposition of penalties, including but not limited to, penalties on the physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 30 states in the U.S. The broad variation between state application and enforcement of the corporate practice of medicine doctrine makes an exact count of states that follow this doctrine difficult. We plan to conduct business in all of these states. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to certain physician-owned professional entities pursuant to agreements under which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract with the vast majority of such physician-owned entities through business support agreements and direct transfer agreements for the provision of health care services, the receipt of fees, and physician-owner succession planning purposes. For professional entities with which we contract but with respect to which we have not implemented a direct share transfer agreement, we implement other measures (e.g., option agreements) for similar succession planning purposes. For further discussion of this structure, see “Business — Sales and Marketing — Affiliated Physicians and Healthcare Professionals.” While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with these physician-owned entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our customers and consumers and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the arrangements in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies, including with respect to federal and state fraud and abuse laws and by other regulatory authorities in the relevant jurisdictions. We believe that our operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and anti-kickback prohibitions. However, any scrutiny, investigation, or litigation with regard to our arrangement with physician-owned entities could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to restructure our operations and arrangements to comply with applicable laws or we are required to restructure at a significant cost, or if we were subject to penalties or other adverse action.

Our telemedicine business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain an adequate network of qualified telemedicine providers. Our inability to recruit and retain board-certified physicians and other healthcare professionals would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers, negative publicity, or difficulty meeting applicable regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and consolidation activity among hospitals, physician groups and healthcare providers, the continued private equity investment in physician practice management platforms and other market and operating pressures on healthcare providers. In the United Kingdom, reports of pressures in primary medical services began to emerge during the COVID-19 pandemic. Following a period of cessation of some services in the National Health Service (the “NHS”), as services resume, there is likely to be additional demand for services caused by delayed appointments, presentations and investigations. The demand for appropriately qualified individuals to enable us to deliver services is also likely to increase, and similar trends in the demand for, and constrained supply of, appropriately qualified medical professionals may also be experienced in the United States.

The failure to maintain or to secure new cost-effective provider contracts in the United States and to recruit qualified individuals in the United Kingdom may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our customers, negative publicity, and/or difficulty in meeting applicable regulatory requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to increase engagement of the individual members that interact with our platform, or, even if we are successful in increasing member engagement, are unable to realize the member healthcare cost savings that we expect, our future profitability could be adversely affected.

Our digital-first approach requires that our individual members interact with our platform at meaningful levels of engagement. Our ability to increase engagement of the individual members that interact with our platform will affect our future revenue growth; however, the effect that member engagement has on profitability depends on the type of agreement pursuant to which members engage with our platform and the nature and cost of the healthcare services that a member requires. For example, under our fee-for-service agreements, we get paid by our customers based on the number of services members use through our platform and/or based on the number of members who can use our platform (i.e., eligible populations). Therefore, the profitability of our fee-for-service agreements depends in part on our ability to increase engagement with members so that they will use additional services.

Under our value-based care agreements with health plans, we manage the healthcare needs of our members in a centralized manner, where we negotiate a PMPM or capitation allocation and assume financial responsibility for member healthcare services. This means that, throughout the measurement period, the total actual medical costs are compared to the capitation allocation and at the end of the measurement period, we will either be responsible for all or part of excess costs above the capitation allocation, or will receive all or part of any savings, as compared to the capitation allocation. In some of our newer value-based care agreements, which we also refer to as VBC contracts, our financial responsibility for these surpluses or deficits relative to the capitation allocation is deferred until an initial agreed upon period has elapsed. The financial responsibility of caring for members that we assume under the terms of the contract applies whether those members use our services or not.

The amounts paid under VBC contracts per at-risk patient can be significantly higher than the fees for services provided under FFS arrangements. Consequently, when costs for providing service are effectively managed, the revenue and profit generation opportunities under VBC contracts are significantly more attractive than under FFS arrangements. We expect increased engagement of our value-based care members to enhance contract profitability by reducing total actual medical costs through, among other factors, lower cost Babylon healthcare services replacing higher cost non-Babylon healthcare services. However, increasing engagement with members under our VBC contracts requires a substantial investment of time, and we cannot assure that members will sign up to use our digital tools or services instead of those of other providers. Accordingly, we may not be successful in establishing ongoing care and high value interactions with our full range of digital care tools or through virtual or in-person consultations with licensed medical professionals.

Although we actively encourage member engagement, we cannot directly control whether and to what extent certain patient populations will use our technology or clinical services. Therefore, if members do not use our solutions and seek medical care from alternate sources, we may be unable to control all of the costs and we may be contractually obligated to pay at least a portion of these unknown expenses, which could adversely affect our business and operating results. Additionally, even if we are successful in engaging members and those members use our services, we may not be able to reduce the costs of healthcare in the ways that we are expecting and healthcare costs may be higher than we are anticipating. If healthcare costs are higher than we are anticipating, this could adversely affect our business and operating results.

A significant portion of our revenue comes from a limited number of customers, and the loss of a material contract could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the years ended December 31, 2022, 2021 and 2020, two, three, and four customers, respectively, represented 10% or more of our total revenue. For the years ended December 31, 2022, 2021, and 2020, our top ten customers accounted for 91.2%, 93.1% and 90.0% of our revenue, respectively. See “Note 8. Segment Information, — Major Customers” to our consolidated financial statements included in this Annual Report for additional discussion of our major customers.

We also rely on our reputation and recommendations from key customers in order to promote our solution to potential new customers. The loss of any of our key customers, or a failure of some of them to renew or expand their agreements, could have a significant impact on our revenue, our reputation and our ability to obtain new customers. Doubts about our ability to continue as a going concern may cause us to lose existing and potential customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our contracts with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers, and their member populations. Furthermore, if a counterparty under a contract that we rely on for revenue is unable to continue to perform, due to its inability to continue as a going concern or otherwise, our business, financial condition or results of operations could be harmed. We expect to continue to depend upon a small number of customers for a significant portion of our total revenue for the foreseeable future.

The recognition of a portion of our revenue is subject to realizing healthcare cost savings and achieving quality performance metrics, and may not be representative of revenue for future periods.

Under our value-based care agreements, we assume partial or full risk for the costs of members’ healthcare. This follows significant diligence and reviewing actuary and financial projections based on the information that health plans (and, in England, the NHS) provide us that we ultimately do not have control over. While there are variations specific to each agreement, we generally negotiate a PMPM allocation, often based on a percentage of the payer’s premium or MLR. The majority of the PMPM allocation is typically held by the customer in order to pay claims expenses. The PMPM allocation is periodically reconciled against claims to calculate either surpluses or deficits, and we take financial responsibility for all or some of those surpluses or deficits.

This means that there is a variable element to our revenues, dependent on factors such as the health of our members and our ability to realize savings in healthcare spend for those members. Under some agreements, some of our revenues are contingent on factors such as the achievement of certain quality performance metrics. Our revenue and financial results with respect to our value-based arrangements depend on whether we achieve applicable quality metrics and savings in healthcare spend. In addition, since our customers typically pay us a portion of the PMPM allocation in cash in advance on a periodic basis in order to fund our operating expenses, there is a risk that we may have to refund part or all of those payments if we do not achieve these quality and cost targets, which could have a negative impact on our cash flows.

Under these arrangements, if members require more care than is anticipated and/or the cost of care increases, then the PMPM allocations may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed the PMPM allocations, except in very limited circumstances, we could suffer losses with respect to such agreements.

Our claims liability estimates for medical costs and expenses are subject to uncertainty and may not be adequate, and any adjustments to our estimates may unfavorably impact, potentially in a material way, our reported results of operations and financial condition.

Inaccurate calculation of our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, some of the expenses of our members may be unanticipated and outside of our control in the event that members take certain actions that increase such expenses, such as unnecessary hospital visits. We rely on accurate information from third parties, such as other network providers, and health plans relating to historic and current data. Inaccuracies in such reporting could have a negative impact on our ability to adequately predict and control medical costs and, hence, our financial position, including estimates of premium deficiency reserve liabilities.

Due to the time lag between when services are actually rendered by providers and when claims for those services are received, processed and paid, our medical expenses include a provision for claims incurred but not paid. We are continuously enhancing our process for estimating claims liability, which we monitor and refine on a periodic basis as claims receipts, payment information, and inpatient acuity information become available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in expenses in the period in which the changes are identified. Given the uncertainties inherent in such estimates, there can be no assurance that our claims liability or premium deficiency reserve estimates are adequate, and any adjustments to the estimates may unfavorably impact, potentially in a material way, our reported results of operations and financial condition. Further, our inability to estimate our claims liability and premium deficiency reserves with absolute certainty or to appropriately utilize the claims data to control the cost of future healthcare services may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses and premium deficiency reserves to exceed estimates include:
•the health status of members and higher levels of hospitalization;
•higher than expected utilization of new or existing healthcare services or technologies, including the level of engagement with our digital healthcare platform and tools;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our members;
•changes in medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;
•the occurrence of catastrophes, major epidemics or acts of terrorism;
•the reduction of health plan premiums;
•the effects of the COVID-19 pandemic;
•macroeconomic inflationary pressures; and
•supply chain disruptions.

Renegotiation, non-renewal or termination of value-based care agreements with health plans could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Under most of our value-based care agreements with health plans, the health plans are generally permitted to modify the respective benefits available to members from time to time during the respective terms of the agreements and health plans may make other changes, such as to their utilization review and coverage policies, that affect the cost of care to the members assigned to us under the contract. In addition, changes in government program funding, such as with respect to Medicaid managed care and Medicare Advantage programs, can affect the revenue we receive from health plans under our value-based care agreements. If there is an unanticipated change to a health plan’s benefits or coverage policies or to the government program funding, we could suffer losses with respect to such contract. We include in many of our value-based care agreements mechanisms to protect against losses by allowing early termination or amendment of the value-based care terms, but these may not protect against all adverse changes that are outside of our control or they may not prevent us from suffering losses with respect to such contract.

There are significant risks associated with estimating the amount and timing of revenue that we recognize under our licensing agreements and value-based care agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenue projections are based on management’s expectation of executed contracts delivering revenue in line with contractual terms and estimates relating to amounts received under our value-based care agreements. There are significant risks associated with estimating the amount and timing of revenue that we recognize under our licensing agreements and value-based care agreements with health plans in a reporting period.

Certain of our value-based care agreements relate to medical care programs that employ risk adjustment programs that impact the revenue we recognize for the members assigned to us under the contract. As a result of the variability of certain factors that go into the development of the risk adjustment revenue we recognize, such as risk scores and other market-level factors where applicable, the actual amount of revenue could be materially less than our estimates. In the United States, the data provided to the Centers for Medicare & Medicaid Services (“CMS”) to determine the risk score are subject to audit by CMS even several years after the annual settlements occur. There is a possibility that a Medicare Advantage plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. CMS has indicated that payment adjustments will not be limited to the Medicare Risk Adjustment Factor (“RAF”) scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to Medicare Advantage plans that are identified as a result of a Risk Adjustment Data Validation (“RADV”) audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service, or FFS, Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare FFS program. We are continuing to assess the potential impact this final rule may have on our business and operations.

If the risk adjustment data we submit are found to overstate the health status of our members, we may be required to refund payments previously received by us and/or be subject to penalties or sanctions, including potential liability under the federal False Claims Act (“FCA”), which can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. In addition to paybacks and civil penalties reducing our revenue in the year that repayment or settlement is required, Medicare and Medicaid programs represent a large portion of our revenue in the United States and exclusion from future participation in these programs would significantly reduce our revenue for years to come. Further, if the data we provide to CMS understates the health risk of our members, we might be underpaid for the care that we must provide to our members. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenues related thereto, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Some revenue risk is transferred via stop-loss policies insuring against catastrophic claims that cover most of our value-based care arrangements. Similar risks apply in the U.K. Gain/loss sharing with the NHS is predicated on data which is extracted and controlled by the NHS. While provisions are made to access and review this data it may not be possible to effectively challenge it.

The billing and collection process in the United States can be complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our members, together with the changes in member coverage that occur each month, requires complex, resource-intensive processes. While we manage the overall processing of some claims, we rely on third-party billing provider software to transmit the actual claims to payers based on the specific payer billing format. The potential therefore exists for us to experience delays or errors in claims processing when third-party providers make changes to their configurations and/or invoicing systems. If claims are not submitted to payers on a timely basis or are erroneously submitted, or if we are required to switch to a different software provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payers, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and our business. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with these medical care programs are also subject to estimating risk related to the amounts not paid by the primary payer that will ultimately be collectible from other payers paying secondary coverage, the member’s commercial health plan secondary coverage or the member. Collections, refunds and payer retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, financial condition, results of operations and cash flows.

We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.

We may be required to delay recognition of revenue for a significant period of time if, in relation to any agreement we enter into:
•the transaction involves both current products and products that are under development;
•the customer requires significant modifications, configurations, or complex interfaces that could delay delivery or acceptance of our solution;
•we are unable to demonstrate adequate control of the care management services being provided to our customers due to regulatory requirements or other contractual provisions;
•the transaction involves acceptance criteria or other terms that may delay revenue recognition; or
•the transaction involves payment terms that depend upon contingencies and/or assumptions that involve a significant amount of estimation uncertainty, including but not limited to, inputs to determine the RAF attributable to members.

Because of these factors and other specific revenue recognition requirements under U.S. generally accepted accounting principles (“U.S. GAAP”), we must have very precise terms in our contracts to begin recognizing revenue at the time when we initially provide access to our platform or provide care management services to our customers. Our agreements are often subject to negotiation and revisions based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition or an inability to recognize revenue on a gross basis, which may adversely affect our financial results in any given period.

We depend on physician partners to accurately, timely and sufficiently document their services, and their failure to do so could result in nonpayment for services rendered or allegations of fraud. Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties or repayment obligations.

The claims and encounter records that we submit to health plans may impact data that support the RAF scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled to receive for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS and the Office of Inspector General (“OIG”) for the U.S. Department of Health and Human Service (“HHS”) each audit Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS, OIG, or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us should

CMS make any payment adjustments to the Medicare Advantage plan as a result of its or OIG’s audits. The plans also may hold us liable for significant penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for significant penalties to the government under the FCA for each false claim (adjusted annually for inflation), plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

CMS has indicated that payment adjustments from its Risk Adjustment Data Validation audits will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.

There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or OIG or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.

If reimbursement rates paid by third-party payers or federal, state or foreign healthcare programs are reduced or if third-party payers or government payers otherwise restrain our ability to obtain or provide services to our members, our business could be harmed.

Private third-party payers and government healthcare programs pay for the services that we provide to many of our members. If any commercial third-party payers elect not to cover some or all of our services, our business may be harmed. Third-party payers also are entering into sole source contracts with some healthcare providers, which could effectively limit our pool of potential members.

Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require their members to lower their costs. Private third-party payers generally attempt to limit their members’ use of out-of-network providers by imposing higher copayment and/or deductible amounts for out-of-network care than for in-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from members to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping out-of-network benefits payable to members, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out of network for private third-party payers, our business could be harmed, and our member service revenue could be reduced because members could stop using our services.

In addition, a portion of our revenue comes from services provided to beneficiaries of federal, state and local government healthcare programs, principally Medicare and Medicaid beneficiaries. We previously participated in the Direct Contracting Model with CMS by working with a Direct Contracting Entity(“DCE”). CMS transitioned the Direct Contracting Model into the ACO REACH Model in January 2023. The financial aspects of the ACO REACH Model are set forth in an agreement between the Accountable Care Organization (“ACO”) and CMS which commenced on January 1, 2023. Under our managed care services agreement with the ACO, we provide managed care services and our digital-first services to 19,000 Medicare beneficiaries in California in a value-based care arrangement. CMS reserves the right to amend its agreement with the ACO without the consent of the ACO for good cause or as necessary to comply with applicable federal or state law, regulatory requirements, accreditation standards or licensing guidelines or rules.

Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to members and the timing of payments to our physician-owned networks. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding COVID-19 relief legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In addition, in the U.K., primary medical services delivered under general medical services contracts are paid for in accordance with the General Medical Services Statement of Financial Entitlements, which set out the legal framework under which general practitioners operate and are paid, and which is subject to change over time. While we consider it unlikely that the amount paid will decrease overall, as it is subject to negotiation with general practitioner representative bodies, there is nonetheless a risk that reimbursement of property costs for primary care service delivery may decrease or cease over time. We currently do not receive reimbursement of property costs related to Babylon GP at Hand services, our primary medical services platform in the United Kingdom; however, work is ongoing to establish whether this is possible.

Regulatory proposals directed at containing or lowering the cost of healthcare, including the ACO REACH model, and our participation, voluntary or otherwise, in such proposed models, could impact our business, financial condition, cash flows and operations.

The CMS Innovation Center continues to test an array of alternative payment models that could impact our business, financial condition, cash flows and operations. For example, the CMS Innovation Center has discontinued the Direct Contracting Model (in which we participated) and replaced it with the ACO REACH Model, in which we are now participating. Because ACO REACH is a new and evolving program, we are unable to determine how the ACO REACH program, or other alternative payment models promulgated by the CMS Innovation Center, will affect Medicare reimbursement and capitation benchmarks. For example, if the CMS Innovation Center fails to ensure the long-term predictability of revenue under the ACO REACH program, such reimbursement instability could adversely impact our business, financial condition, cash flows and operations. Additionally, if the CMS Innovation Center fails to streamline incentive program requirements for physicians across payment models, such conflicting requirements may impose additional compliance burdens on our affiliated physician partners’ practices, which may have a material adverse effect on process, quality and efficiency. Significant changes in the ACO REACH model from the previous Direct Contracting Model may result in adverse financial results for us.

Additionally, we are unable to predict how states will regulate our participation in the ACO REACH program. For example, certain states in which we operate may require participants to obtain specific licensure to participate in the ACO REACH program and assume risk directly from CMS, which may require us to maintain certain levels of tangible net equity, meet working capital requirements, or expend significant resources on operational development. There likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare that, if adopted, could have a material adverse effect on our business, financial condition, cash flows and results of operations, including with respect to our contractual relationships with providers and payers.

The market for telemedicine is immature and volatile and our digital-first approach is relatively new and unproven. If the telemedicine market does not develop, develops more slowly than we expect, or encounters negative publicity, or if our digital-first approach does not achieve a high level of customer acceptance, the growth of our business will be harmed.

The telemedicine market is, in general, immature and volatile, and our digital-first approach, in particular, is relatively new and unproven. It is uncertain whether the telemedicine market and our digital-first approach will achieve and sustain high levels of demand, consumer acceptance and market adoption. The COVID-19 pandemic increased acceptance and utilization of telemedicine services, but it is uncertain whether such increase in demand will continue.

Demand for telemedicine services in general, and our solution in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•market adoption and ongoing usage of telemedicine solutions, in particular following the ongoing process of removal of various “stay at home” restrictions or policies due to the COVID-19 pandemic;
•awareness and adoption of technology in healthcare generally;

•availability of products and services that compete with ours;
•ease of adoption and use;
•features and platform experience;
•performance;
•brand;
•security and privacy; and
•pricing.

Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telemedicine to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution, other participants in the telemedicine market, or the telemedicine market as a whole could limit market acceptance of our solution. If our customers and members do not perceive the benefits of our telemedicine solution and our digital-first approach, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

We generate, and expect to continue to generate, revenue from market adoption of our digital health products. As a result, widespread acceptance and use of digital health solutions in general, and our solutions in particular, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, or if we fail to attract new customers for our digital health solutions and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect, and our business may be adversely affected.

If we are not able to develop and release new solutions and services, or successful enhancements, new features and modifications to our existing solutions and services, our business could be adversely affected.

Our products are based on novel technologies that are rapidly evolving. Our algorithms and other technologies depend on our ability to continue to build a substantial repository of health-related data and validate additional product designs. Given the rapidly evolving changing nature of our products, there is no guarantee that we have fully understood all the implications of using such technologies alongside the traditional delivery of healthcare. In addition, we must execute on our strategy to build a significant repository of health-related data to support the robustness and accuracy of our technologies and allow us to develop additional artificial intelligence-enabled applications. We believe that access to contemporary and historical member data, combined with the ability to analytically and clinically validate study results in a quality-controlled framework, provides us with a robust, reproducible method for product development. Moreover, the depth, specificity and quality of data are of paramount importance to further developing novel solutions that can demonstrate clinical utility across a range of practice specialties and member demographics. These features are also central to our product strategy of demonstrating both short- and long-term impact on member outcomes and health economics. If we are unable to continue to build our data repository, we may not be able to keep pace with rapidly evolving technology and improve the capabilities and utility of our products, and our business could be harmed.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solution and could necessitate changes or modifications to our solution to accommodate such changes. For example, the European Commission’s proposal (issued in April 2021 and amended by a European Council compromise text in November 2021) for a European Union (“EU”) Regulation on Artificial Intelligence (which would have extraterritorial effect outside of the EU), could lead to enhanced requirements as to the accuracy, robustness and security of so-called “high risk” AI systems used in healthcare settings. We invest substantial resources in researching and developing new solutions and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ and members’ evolving demands. The success of any enhancements or improvements to our solutions or any new solutions depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our solutions and third-party partners’ technologies, effective and compliant localization for jurisdictions in which we operate and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our solutions or any new solutions that respond to continued changes in market demands or new customer requirements. Further, any enhancements or improvements to our solutions or any new solutions may not achieve market acceptance. Since developing our solutions is complex, the timetable for the release of new solutions and enhancements to existing solutions is difficult to predict, and we may not offer new solutions and updates as rapidly as our customers require or expect. Any new solutions that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new solutions, we may experience a decline in revenue of our existing solutions that is not offset by revenue from the new solutions. For example, customers may delay making purchases of new solutions to permit them to make a more thorough evaluation of these solutions or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new solution due to concerns regarding the performance of the new solution. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

The introduction of new products and solutions by competitors or the development of entirely new technologies within the digital health market which could serve to replace existing offerings could make our solutions obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction or implementation of additional features or capabilities. In addition, there may be other delays or barriers to introducing new products or features relating to regulation. If customers and members do not widely purchase and adopt our solutions, we may not be able to realize a return on our investment. If we do not accurately anticipate customer and member demand, if we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, we may encounter adverse publicity, loss of revenue or market acceptance or claims by customers or members brought against us. Each of these possible effects could have a material and adverse effect on our reputation, business, financial condition and results of operations.

We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to continuously evolve the development of our products and maintain our competitive position.

As a result, our business is significantly dependent on our ability to successfully complete the development of our next generation products. Investing in research and development personnel, developing new products and enhancing existing products is expensive and time consuming, and there is no assurance that such activities will result in successful development of our products, significant new marketable products or enhancements to our products, design improvements, cost savings, revenues or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

Our proprietary solutions may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The development of proprietary technology is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems or design defects that prevent our proprietary solutions from operating properly. If our solutions do not function reliably, malfunction, or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to terminate their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the solution has been used by our members. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our solution could result in negative publicity and damage to our reputation. It could also result in loss of customers, loss of members, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm our enrollment rates. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. We may experience irreversible damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with customers that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. A claim brought against us by any customer would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.

If our products do not effectively interoperate with our customers’ existing and future infrastructures, installations could be delayed or canceled, which would harm our business.

Our products must effectively interoperate with our customers’ existing or future IT or application infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure or problematic network configurations or settings, we may have to modify our software so that our products can interoperate with our customers’ infrastructure and business processes. In addition, to stay competitive within certain markets, we may be required to make software modifications in future releases to comply with new statutory or regulatory requirements. Further, in order to move into new markets and serve new customers globally, we may be required to modify our existing software in order to comply with existing statutory or regulatory regimes that exist in those markets. These issues could result in additional time and expenditure to modify our offering, longer sales cycles for our products and order cancellations, all of which would adversely affect our business, financial condition and results of operations.

Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. All of our growth has occurred in recent years. We were founded in 2013, and in 2014 we were incorporated and became the first large-scale provider to be registered with the Care Quality Commission (“CQC”), the independent regulator of health and social care in England. In 2015, we began providing clinical services through our virtual care platform offering diagnosis, advice and treatments via medical professionals to members on a remote basis. We first provided NHS services using the Babylon GP at Hand risk-based model in the United Kingdom in 2017, and we entered into our first value-based care agreements with health plans in the United States in 2020. As such, we have limited experience providing services and managing contracts centered around a value-based care model, especially in the United States.

We have encountered, and will continue to encounter, significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries. These include determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining customers, managing customer deployments, overseeing member enrollment, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. If we have difficulty launching new solutions or increasing member enrollment, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively balance and manage growth and profitability goals, and process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security globally. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in sales, services, engineering, marketing, operations, finance and support functions, especially in the United States and the London metropolitan area. We expanded our operations in the United States in the San Francisco Bay Area and Austin, Texas, and in Chicago and Boston as a result of our acquisitions of Higi SH Holdings Inc. (“Higi”) and Health Innovators Inc. (“DayToDay”). However, for the year ended December 31, 2022, we decreased our global average headcount to 2,147 employees. For the years ended December 31, 2021 and 2020, our global average headcount was 2,573 and 2,108 employees, respectively. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required to implement our business plan could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

The technology industry generally experiences a significant rate of turnover of its workforce. There is a limited pool of individuals who have the skills and training needed to help us grow our company. As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity to attract new and retain existing employees and we may never realize returns on these investments. If we are not able to effectively attract the talent we need and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for those key employees, could seriously harm our business. Employees may be more likely to leave us if the Class A ordinary shares they own or the Class A ordinary shares underlying their equity incentive awards have significantly reduced in value.

In addition, our future depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. In particular, Dr. Ali Parsadoust, our founder (“Founder”) and Chief Executive Officer, is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, research and development, marketing, sales, and general and administrative functions. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and key employees are able to leave on little or no notice. We do not maintain key person life insurance for some of our key employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fail to work together effectively and to execute our plans and strategies on a timely basis, our business, financial condition and results of operations could be harmed. Further, if our Founder were to terminate his employment or be terminated for cause, he would retain significant voting rights from his level of beneficial ownership of our Class A ordinary shares following his separation.

While we do include post-termination restrictions in our standard employment contracts and cross-train employees where possible to maintain operational knowledge and experience, if any of our senior management team or key employees joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and staff members to them. In addition, if any of our sales executives or other sales personnel, who generally maintain close relationships with our customers, joins a competitor or forms a competing company, we may lose customers to that company, and our revenue may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties associated with the enforceability of such agreements.

Our profitability and the cost of providing our services are affected by our utilization rates of our employees in our various locations. If we are not able to maintain appropriate utilization rates for our employees involved in the delivery of our services, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:
•our ability to promptly transition our employees from completed projects to new assignments and to hire and integrate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate number of employees in each of our delivery locations;
•our ability to deploy employees with appropriate skills and seniority to projects;
•our ability to manage the attrition of our employees; and
•our need to devote time and resources to training, professional development and other activities that cannot be billed to our customers.

Our revenue could also suffer if we misjudge demand patterns and do not recruit sufficient employees to satisfy demand. Employee shortages could prevent us from completing our contractual commitments in a timely manner and cause us to lose contracts or customers. Further, to the extent that we lack sufficient employees with lower levels of seniority and daily or hourly rates, we may be required to deploy more senior employees with higher rates on projects without the ability to pass such higher rates along to our customers, which could adversely affect our profitability and results of operations.

Our growth depends in part on the success of our relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partners. Our partners include healthcare payers, healthcare providers, governments and health systems, pharmaceutical companies and retailers, and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and solutions. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our products and solutions or increased revenue.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A ordinary shares.

Our quarterly results of operations, including our revenue, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results may not fully reflect the underlying performance of our business and should not be relied upon as an indication of future performance.

Most of our revenue in any given quarter is derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our licensing model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class A ordinary shares.

Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.

We have employees located in the United States, United Kingdom, Singapore, Rwanda and India. We have commercial partnerships with clients in the United States, United Kingdom, Rwanda, 11 territories in Southeast Asia and Canada. We have invested significant resources in our international operations and expect to continue to do so in the future. An important part of targeting international markets is increasing our brand awareness and establishing relationships with customers internationally. However, there are certain risks inherent in doing business in international markets, particularly in the healthcare industry, which is heavily regulated in many jurisdictions. These risks include:
•local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest, including the current conflict in Ukraine and the surrounding region, which could lead to further disruption, instability, and volatility in global markets, and exacerbate inflation and supply chain disruptions;
•outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the disease caused by the SARS-CoV-2 novel coronavirus (“COVID-19”), and Middle East Respiratory Syndrome (MERS);
•multiple, conflicting and changing laws and regulations such as tax laws, privacy, data protection and telemedicine laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining regulatory approvals or clearances where required for the sale of our solution and services in various countries;

•requirements to maintain data and the processing of that data on servers located within the United States or in other such countries we may operate in;
•protecting and enforcing our intellectual property rights;
•complexities associated with managing multiple payer reimbursement regimes and government payers;
•competition from companies with significant market share in our market, with greater resources than we have and with a better understanding of user preferences;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•the inability to manage and coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change;
•actual or threatened trade war or sanctions, including between the United States and China and Russia, or other governmental action related to tariffs, international trade agreements or trade policies;
•currency exchange rate fluctuations, changes in currency policies or practices and restrictions on currency conversion;
•limitations or restrictions on the repatriation or other transfer of funds;
•the inability to enforce agreements, collect payments or seek recourse under or comply with differing commercial laws;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other market restrictions; and
•managing the potential conflicts between locally accepted business practices and our obligations to comply with laws and regulations, including anti-corruption and anti-money laundering laws and regulations.

Entry into certain transactions with foreign entities may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

Our overall success and ability to continue to expand our business depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected or increased costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially adversely affected. In certain regions, the degree of these risks may be higher due to more volatile economic, political or social conditions, less developed and predictable legal and regulatory regimes and increased potential for various types of adverse governmental action. Our ability to continue to grow our business and to attract talented employees, customers and members in various international markets will require considerable management attention and resources. Entering new international markets is expensive, our ability to successfully gain market acceptance or establish a robust customer base in any particular market is uncertain. Further, the potential distraction this could cause our senior management team could lead to other areas of our operations being neglected and harm our business, financial condition and results of operations.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business, financial conditions and results of operations.

In recent years, the United States, the United Kingdom and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic. For example, real GDP growth, business and investor confidence, the COVID-19 pandemic, the conflict between Ukraine and Russia, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer and business financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect not only our decisions, but also those of our management, employees, third-party contractors, suppliers, competitors, shareholders and regulatory authorities. Economic uncertainty, political uncertainty, including as a result of the United Kingdom’s departure from the EU (“Brexit”), and the associated macroeconomic and employment conditions and national and local government responses thereto make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. In connection with Brexit, changes to health legislation have been proposed. While we believe that many of the proposed changes are likely to have taken place regardless of Brexit, some changes, including to procurement law, may be impacted more widely than otherwise. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts or bad debts and our results of operations could be negatively impacted. In particular, legal, political and economic uncertainty surrounding Brexit may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial conditions, and results of operations. Additionally, changes to health legislation are proposed and, while much of this is likely to have taken place regardless of Brexit, some changes, including to procurement law, may be impacted more widely than otherwise.

Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solution are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors, especially those who have more significant resources or additional sector offerings than we do, may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

In response to the COVID-19 pandemic, the United States Congress, CMS and other federal agencies with oversight of care delivery requirements made several changes in the manner in which Medicare will pay for telemedicine visits, many of which relax previous requirements, including site requirements for both the providers and members, telemedicine modality requirements and others. State laws and regulations applicable to telemedicine, particularly licensure requirements, also were relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our members predominantly through telemedicine modalities. Nearly all of the federal measures will expire at the end of the public health emergency declaration, which is currently scheduled to expire on May 11, 2023. Many state law and regulatory changes have already expired while others have continued. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic, although there have been a number of state law and regulatory changes over the past year that clarify requirements or remove impediments. If regulations change to restrict our ability to or prohibit us from delivering care or receiving reimbursement for care delivered through telemedicine modalities, our financial condition and results of operations may be adversely affected. In England, reports of pressures in primary services began to emerge during the COVID-19 pandemic. Following a period of cessation of some services in the NHS and a restart, there is likely to be additional demand for NHS services caused by delayed appointments, delayed presentations, and investigations. This could result in an increased demand for U.K. non-NHS services, which could result in Babylon GP at Hand experiencing cost pressures.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take some time from the initial date of hire before a new sales representative is fully trained and productive. Additionally, if we cannot retain members of our direct sales force then this will impact our business adversely, given we will lose trained members and have to spend a corresponding amount of time on hiring and training replacements. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We may make investments in or acquire other companies or technologies in the future, which could divert our management’s attention, result in dilution to our shareholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition and results of operations.

We made investments in DayToDay in 2019 and Higi in 2020, acquired the remaining equity interests in DayToDay and Higi in late 2021, and our affiliates acquired the assets of First Choice Medical Group in 2020 and the entire issued share capital of the Meritage Medical Network in 2021. In the future, we may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses or assets, retaining key employees of acquired businesses or otherwise realizing any of the anticipated benefits of acquisitions. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds, different geographical locations and who may be accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;
•diversion of management’s attention or resources from other business concerns;
•adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;
•complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;
•the potential loss of key employees;
•difficulty integrating employees from the acquired business into our employee framework;
•acquisition targets not having as robust internal controls over financial reporting as would be expected of a public company;
•us becoming subject to new regulations as a result of an acquisition, including if we acquire a business serving customers in a regulated industry or acquire a business with customers or operations in a country in which we do not already operate;
•possible cash flow interruption or loss of revenue as a result of transitional matters;
•use of substantial portions of our available cash to consummate the acquisition; and
•changes in our business plan.

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, and make equity awards under our stock incentive plans to attract retain, compensate and incentivize employees of businesses that we acquire, which could adversely affect our business, financial condition or results of operations. Any such issuances of additional Class A ordinary shares may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Class A ordinary shares to decline.

In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As an example, as a result of a decrease in our publicly quoted share price and market capitalization continuing into 2022, we conducted an interim test of impairment on reporting units with goodwill or other intangible assets, consisting of both the Higi reporting unit and the IPA reporting unit as of June 30, 2022. As a result of this analysis, we identified an impairment charge of $24.8 million for the Higi reporting unit, primarily allocated between Goodwill for $14.3 million, Other intangible assets for $4.3 million and Property plant and equipment for $6.3 million. No impairment charge was determined for the IPA reporting unit. Subsequently, in the fourth quarter of fiscal year 2022, we identified a separate triggering event as it was determined that the assets under the Higi and IPA reporting units, were more likely than not going to be disposed prior to the end of their previously determined useful lives. Accordingly, we recognized an impairment charge for Higi’s assets classified as held for sale for $35.0 million in the fourth quarter of 2022. This impairment charge primarily consisted of a $20.6 million impairment charge to the Higi reporting unit’s Goodwill along with a $14.3 million impairment valuation allowance against Higi’s other assets held for sale. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

In addition, we may decide to divest acquired businesses that no longer align with the core objectives of our business plan. For example, in October 2022, we announced plans to sell the IPA Business, which is interchangeable with “IPA reporting unit” referenced above.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to provide our services, develop products and pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products or services that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Additionally, contractual negotiations may result in us not owning, or jointly owning with a third party, the intellectual property rights in products and other works developed under our collaborations, joint ventures, strategic alliances or partnerships.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products or services resulting from such transaction or arrangement or may need to purchase such rights at a premium. Additionally, as would be standard for collaborations of such nature, we may have indemnity obligations in respect of, amongst other things, intellectual property and data privacy obligations, which, if triggered, could adversely affect our business, financial condition or results of operations.

We are currently party to, and may enter into future, in-bound intellectual property license agreements. We may not be able to fully protect the intellectual property licensed to us or maintain those licenses. Our licensors may retain the right to prosecute, enforce and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to enforce the licensed intellectual property against other companies or may pursue such litigation less aggressively than we would. In addition, such licenses may only provide us with non-exclusive rights, which could allow other third parties, including our competitors, to utilize the licensed intellectual property rights. Further, our in-bound license agreements may impose various diligence, commercialization, payment or other obligations on us. Our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our freedom to operate or our competitive business position and harm our business prospects.

Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

We use open source software in connection with our existing and future offerings. Some of these licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with open source software in certain manners. Although we have a policy on how open source software may be used in our offerings and we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated into our proprietary software open source software subject to such unfavorable license terms, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our existing and future offerings to our customers and members. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software, to others, including our competitors, on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event that re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could harm our business.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, cyberattacks, data security breaches and incidents, and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, ransomware, war, terrorist attack or incident of mass violence, which could result in lengthy interruptions in access to our platform or data. Certain of these events may become more frequent or intense as a result of climate change. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform or data could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data or our data could be corrupted. If we are unable to successfully execute on our disaster recovery and business continuity plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.

We have implemented a business continuity and disaster recovery program designed to manage business interruption, which is continually evolving. Specifically, our architecture is designed in availability zones to enable continuity when one or more zones is disrupted by moving traffic in the event of a problem, and the ability to recover in a short period of time. However, should our disaster recovery program fail to effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe such as a natural disaster or sophisticated cyberattack, our business and results of operations may be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.

We are subject to risks related to climate change.

There are inherent climate-related risks wherever business is conducted. Certain of the facilities we rely on, including third-party infrastructure, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena (such as drought, heatwaves, wildfire, storms, and flooding, among others) or other catastrophic events that may disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency and/or intensity of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk.

Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.

Increasing attention to, and scrutiny of, environmental, social, and governance matters could increase our costs, harm our reputation or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures and consumer demand for alternative forms of energy may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance or methodology, including as stakeholder perceptions of sustainability continue to evolve.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

A pandemic, epidemic or outbreak of an infectious disease in the United States, the United Kingdom or worldwide, including the outbreak of new variants or waves of COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, the United Kingdom or worldwide, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this Annual Report, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Adverse market conditions resulting from the spread of COVID-19, including new variants or waves, could materially adversely affect our business and the value of our Class A ordinary shares. Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in largely remote operations in the U.S. and hybrid operations in the U.K., work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, including availability, acceptance and efficacy of vaccines and boosters among others. In addition, the COVID-19 virus disproportionately impacts older adults, which describes many of our members.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Members may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs that we will need to incur to later periods and may also affect the health of members who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new member demand. We also may experience increased internal and third-party medical costs as we provide care for members suffering from COVID-19. This increase in costs may be significant given the number of our members who are under capitation or value-based care agreements. There is also a risk that, as restrictions stemming from the COVID-19 pandemic are rolled back, our medical expenses may increase in the near-to-medium term as individuals who may have delayed getting routine medical treatment during the COVID-19 pandemic begin making appointments to do so. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our members as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual member. Payers with higher acuity members receive more, and those with lower acuity members receive less. Medicare requires that a member’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a member. As part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, Medicare is allowing documentation for conditions identified during video visits with members. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our members as comprehensively as we did in prior years, which may adversely impact our revenue in future periods.

Also, under the CARES Act, the U.S. Department of Health and Human Services distributed Medicare Grants to healthcare providers to offset the impacts of the COVID-19 pandemic related expenses and lost revenues, also known as the Provider Relief Funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to the COVID-19 pandemic and will reimburse only for health care related expenses or lost revenues that are attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties, or our ability to raise additional capital or generate sufficient cash flows necessary to expand our operations.

Any failure to offer high-quality implementation, member enrollment and ongoing support may adversely affect our relationships with our customers, and in turn our business, results of operations and financial condition.

Though we assist with targeted marketing campaigns, we do not control our customers’ enrollment schedules. As a result, if our customers do not allocate the internal resources necessary for a successful enrollment for their population, or enrollment launch date is delayed, we could incur significant costs, our enrollment rate may decline, customers could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment. In addition, competitors with more efficient operating models and/or lower implementation costs could jeopardize our customer relationships.

In implementing and using our solutions, our members depend on our member support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for member support. We also may be unable to modify the nature, scope and delivery of our services or member support to compete with changes in solutions provided by our competitors. Increased member demand for support could increase costs and adversely affect our financial condition and results of operations. Our sales are highly dependent on our reputation and on positive recommendations from our existing members, and customers. Any failure to maintain high-quality member support, or a market perception that we do not maintain high-quality member support, could adversely affect our reputation, our ability to sell our solutions, and in turn our business, financial condition and results of operations.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solution from initial contact with a potential customer to enrollment launch varies widely by customer, ranging from less than one month to over a year. Some of our customers, especially in the case of our large customers and government entities, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also of other available solutions, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the ease of use, technical capabilities and potential benefits of our solution. Once a customer enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as a member. During the sales cycle, we invest significant human resources and we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a customer’s internal procurement processes, particularly for some of our larger customers and government entities for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a customer, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our customers’ purchases. Even if a customer decides to purchase our solutions, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a customer enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of at least three to six months. We do not receive any payment from our customers until members enroll and begin using our solution, which could be months following signing a subscription agreement for our solution. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized.

It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our revenue could be lower than expected and it could have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain or maintain an insurance license, a certificate of authority or an equivalent authorization allowing our participation in downstream risk-sharing arrangements with payers could subject us to significant penalties and adversely impact our operations.

Regulation of downstream risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements, varies significantly from state to state. We therefore expect significant uncertainty regarding whether our operations fall within the scope of certain laws or regulations.

If a state in which we currently operate, or a new geography, views our participation in risk-sharing arrangements as the assumption of insurance risk, the arrangement may fall within the purview of state insurance or managed care laws. If so, in connection with our continued operations or our expansion into new geographies, we may be required to obtain a state insurance or managed care license (or some other type of registration) and comply with the state’s insurance or managed care laws and regulations. Such laws and regulations may subject us to significant oversight by state regulators in the form of periodic reporting and audits, required financial reserves and refraining from taking certain actions without prior regulatory approval. The majority of states do not explicitly address whether and in what manner the state regulates the transfer of risk by a payer to a downstream entity, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payer as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements and reporting obligations. Failure to comply with these direct and indirect oversight laws can result in significant monetary penalties, administrative fines, fraud or misrepresentation charges, denial of future insurer applications or loss of membership or suspension of membership growth.

Foreign currency exchange rate fluctuations and restrictions on the repatriation of cash could adversely affect our results of operations, financial position and cash flows.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar, such as pound sterling. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability, financial position and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the United States, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business and operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate earnings generated, or cash held, by us and our subsidiaries due to exchange control restrictions or the requirements to hold cash locally to meet regulatory solvency requirements. This could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

In the United States, we conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, or if the rules and regulations change or the approach that regulators take in classifying our products and services under such regulations change, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. The Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration (i) in return for referring or to induce the referral of an individual for the furnishing, or arranging for the furnishing, of items or services paid for in whole or in part by any federal health care program, such as Medicare and Medicaid, and (ii) ordering, leasing, purchasing or recommending or arranging for the ordering, purchasing or leasing of items, services, good, or facility paid for in whole or in part by any federal health care program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act that imposes civil liability on individuals or entities that, among other things, knowingly submit false or fraudulent claims for payment to the government, or knowingly make, or cause to be made, a false statement in order to have a false claim paid, or retain identified Medicare or Medicaid overpayments and allows for qui tam or whistleblower suits by private individuals on behalf of the government;
•various federal healthcare-focused criminal laws that impose criminal liability for intentionally submitting false or fraudulent claims, or making false statements, to the government;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payer, including patients and commercial insurers;
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•state laws, regulations, interpretative guidance, and policies requiring certain modality and other actions to establish a provider-patient relationship, deliver care, or prescribe medications as part of a telehealth service;
•state laws, regulations and policies relating to licensure and the practice of telehealth services across state lines;
•state laws, regulations, interpretative guidance, and policies regarding the dispensing or delivery of medications and devices;
•state laws, regulations, interpretative guidance, and policies regarding reporting requirements and patient consent, education, and follow-up related to treatment, including treatment and education for certain specific topics, such as, contraception, HIV and other STIs and state reporting for HIV, STIs, and infectious diseases;
•laws that regulate debt collection practices as applied to our debt collection practices;

•a provision of the Social Security Act that imposes penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs; and
•with respect to medical devices, such as the Higi Smart Stations, FDA authority over medical device marketing, including assessment and oversight of safety and effectiveness and over “promotional labeling,” and Federal Trade Commission (“FTC”) authority over “advertising.”

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. We have implemented a compliance program to maintain compliance with these laws, however instances of non-compliance may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid programs represent a large portion of our revenue in the United States and exclusion from future participation in these programs would significantly reduce our revenue for years to come. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice (the “DOJ”) and the OIG have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and significant penalties per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. On June 24, 2022, the U.S. Supreme Court issued its decision in Dobbs v. Jackson Women’s Health Organization, holding that the Constitution of the United States does not confer a right to an abortion and overturning both Roe v. Wade (1973) and Planned Parenthood v. Casey (1992). As a practical matter, the decision will make it difficult or impossible for some pregnant individuals to obtain certain sexual or reproductive health services in a substantial number of U.S. states.

The Dobbs decision has triggered widespread legal uncertainty concerning the delivery of reproductive and family planning services. About half of the U.S. states are expected to or already have laws that prohibit or heavily limit abortion services. These state laws largely regulate healthcare providers and patients, although some state laws capture other parties that “aid and abet” the violation of these laws. However, some of these laws are being challenged in state and federal courts on various legal grounds, the U.S. President signed an executive order on July 8, 2022 aimed at protecting abortion rights, and a number of states are following suit by passing legislation to protect patients who seek abortion services.

Our business has been adversely impacted by the Dobbs decision because we must now invest, and expect to need to continue to invest, substantial resources to monitor the status of legal developments that may impact our and our clinicians’ ability to provide telehealth services related to sexual and reproductive health. If we fail to fully comply with any of these changing laws to the extent that they apply to our business, as a result of ambiguity in the law or otherwise, we may be subject to monetary liabilities, injunctions or other negative consequences. In addition, changes in insurance coverage for sexual and reproductive health services under health plans that we contract with could adversely impact our ability to provide and be paid for such services. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Additionally, the healthcare industry is subject to antitrust scrutiny. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. The FTC, the Antitrust Division of the DOJ and state Attorneys General actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anti-competitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. If antitrust enforcement authorities conclude that we violate any antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences.

In the United States, the Affordable Care Act (“ACA”) made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. Since the adoption of ACA, there have been an increased number of individuals with Medicaid and private insurance coverage, increasingly, reimbursement policies tie payment to quality, alternative payment methodologies, including the Medicare Shared Savings Program, have been adopted or piloted, enforcement of fraud and abuse laws have increased and utilized expanded powers adopted as a part of ACA and the use of information technology has been encouraged.

Since its enactment in March 2010, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which began in 2013 and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Finally, under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, Medicare payment for performance initiatives for physicians commenced, beginning in 2019.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

If we fail to comply with applicable data interoperability and information blocking rules, our business, financial condition and results of operations could be adversely affected.

The 21st Century Cures Act, or the Cures Act, which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition. Since enforcement of these rules are relatively recent, there is not clarity around compliance expectations for many of Babylon’s specific business operations, which could result in Babylon’s unforeseen failure to comply with the rules despite best efforts otherwise.

We expect to be treated as resident in the United Kingdom for tax purposes, but may be treated as a dual resident company for United Kingdom tax purposes.

Our board of directors conducts our affairs so that the central management and control of the company is exercised in the United Kingdom. As a result, we expect to be treated as resident in the United Kingdom for U.K. tax purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, except where an exemption applies. However, we may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the United Kingdom could result in the imposition of further restrictions on our right to claim U.K. tax reliefs.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an indeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include:
•rules governing the practice of medicine by physicians;
•laws relating to licensure requirements for physicians and other licensed health professionals;
•laws limiting the corporate practice of medicine and professional fee-splitting;
•laws governing the issuances of prescriptions in an online setting;
•cybersecurity and privacy laws;
•laws and licensure requirements relating to telemedicine;
•laws and regulatory requirements relating to artificial intelligence (which are likely to become more prominent across multiple jurisdictions in the coming years, following the European Commission’s proposal for an EU Regulation on Artificial Intelligence and other recent developments referred to under the subheading “— European Union” below);
•laws and regulatory requirements relating to medical devices including software as a medical device, under U.K. law, EU law and the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the FDA’s enforcement discretion relating to “device” regulatory requirements;
•laws and regulations relating to the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers (e.g., the physician self-referral law or Anti-Kickback Statute);
•laws and regulations related to the acceptance of risk for medical expenses; and
•laws and rules relating to the distinction between independent contractors and employees. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

Changes in law or regulation in any jurisdiction in which we operate may lead to increased costs and/or resourcing requirements, delays, or may require product features to be modified or discontinued. As an example, the current up-classification of many software as medical devices in the EU as a result of the recently enforced Medical Regulation (EU) No 2017/745 (“EU Medical Devices Regulation”) places a burden on manufacturers, including us, to comply with additional requirements (see “Business — Regulatory Environment — Medical Device Regulation — Regulation of Medical Devices in the European Union”). Some devices will now require to be certified by a notified body while they were only subject to self-assessment conformity under the former EU Medical Devices Directive. As a result of the transition, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

Moreover, there is an increasing trend in the EU, United Kingdom and United States towards regulation of AI and the protection of citizens from harm caused by AI, although no specific substantive legislation has been enacted in these jurisdictions to date.

European Union
•On April 21, 2021, the European Commission published its proposal for an EU Regulation on AI (the “Draft Regulation”). The proposal was supplemented by a compromise text issued on November 29, 2021 by the Presidency of the European Council. The Draft Regulation is not current EU law. It will proceed through a detailed legislative process (which is expected to take several years) and, if enacted, will also provide for a transition period to enable affected parties to comply. As with previous EU legislation relating to technology (such as the EU General Data Protection Regulation (“GDPR”)), it is likely that the final text will be significantly different from the Draft Regulation.
•The Draft Regulation applies to providers, users, importers and distributors of AI systems. It establishes a risk-based framework of requirements and enforcement mechanisms for various AI use cases. This includes “high-risk” AI systems, which (among other criteria) encompass products or components that are subject to Regulation (EU) 2017/745 on medical devices.
•The Draft Regulation, if enacted, would have extra-territorial effect and would apply to:
•providers (established within or outside the EU) that supply or put an AI system into service in the EU;
•users of AI systems located within the EU; and
•providers and users located outside the EU, if the output produced by the AI system is used in the EU.
•Our mobile app (including our AI-driven digital health tools, Triage and Healthcheck) is currently available for download within the EU. We could be determined to be a provider, given that we develop the app and put it onto the market.
•If we were determined to be a provider of high-risk AI systems, our substantive obligations would include (among other measures) implementation of compliant risk-management and data governance systems, creation and maintenance of technical documentation, record-keeping requirements, detailed transparency obligations and post-market monitoring. Although we have many of these in place already, the specific requirements may vary. The Draft Regulation also requires high-risk AI systems to be CE-marked following a conformity assessment procedure. These measures could create additional costs (e.g., additional hires for product and compliance teams) and potential delays in the development and deployment of our AI-based products and services within the EU. If we fail to comply, we may be subject to fines or other penalties.
•Certain obligations in the Draft Regulation apply to users of high-risk AI systems, which could include our commercial partners and licensees. A user is any entity or person under whose authority a provider’s AI system is operated (rather than a human end-user). These obligations include ensuring input data is relevant for the intended purpose, monitoring the operation of the AI system and keeping logs generated by the system. As a result, we may be required to implement additional operational procedures and contractual protections (with potentially negative impacts on commercial partnership and licensing revenues) to enable our partners and licensees to comply with their own obligations when using our AI.
•If we were not determined to be a provider of high-risk AI systems, we could still be required to adhere to certain transparency standards under the Draft Regulation.

United Kingdom
•The Draft Regulation would not be part of U.K. law in light of Brexit. However, it would apply indirectly to parties in the U.K. through the extra-territorial effect detailed above (i.e., U.K.-based providers/users would need to comply if supplying or using AI systems, or their output, within the EU). Our mobile app is currently available for download in the EU. On September 22, 2021, the U.K. government published a national AI strategy (the “AI Strategy”), setting out a ten-year plan to invest in the U.K.’s AI ecosystem, transition the U.K. to an AI-enabled economy, and focus on national and international governance of AI technologies. The AI Strategy includes plans to create a “trusted and pro-innovation” AI governance regime. We continue to monitor the output of the AI Strategy to assess its potential impact on the regulation of our business. Recent developments and outputs include the publication of the Algorithmic Transparency Standard by the U.K. Central Digital and Data Office in November 2021 (which is currently being piloted among public sector organizations in the U.K. but could, if it becomes more broadly applicable to those providing public sector services, create new transparency reporting obligations for our NHS offering through Babylon GP at Hand). The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) also collaborated with the FDA to issue joint Guiding Principles on Good Machine Learning Practice for Medical Device Development in October 2021, as described further under the subheading “— United States” below.

United States
•Policy and legislative developments in the United States over the past two years suggest a greater focus on the regulation of AI, with a particular emphasis on algorithmic accountability and mitigation of algorithmic bias/discrimination.
•The Executive Order on Maintaining American Leadership in Artificial Intelligence (No. 13,859) (issued on February 11, 2019), included a guiding principle of “fostering public trust and confidence in AI technologies.” House Resolution 153 on Supporting the Development of Guidelines for Ethical Development of Artificial Intelligence (issued by the U.S. House of Representatives on February 27, 2019 but not yet adopted) sets out aims for the “safe, responsible and democratic development” of AI, through principles such as transparency, privacy, accountability, access, fairness and safety.
•The most significant legislative development was the introduction in Congress of the bill for the federal Algorithmic Accountability Act on April 10, 2019 (the “Bill”), which would require independent impact assessments to be conducted on certain “critical” automated decision systems (i.e., those having any legal, material or similarly significant effect on a consumer’s life) to assess their accuracy, fairness, bias, discrimination, privacy and security, where the relevant organization meets certain threshold criteria (based primarily on revenue and volume of data held). The Bill would also impose additional requirements around reporting, transparency and the taking of measures to mitigate any material negative impact of an automated decision system. The Bill did not advance in 2019, but was introduced in the U.S. Senate and in the U.S. House of Representatives on February 3, 2022.
•If enacted and if applicable to us, the Bill’s requirement to carry out detailed impact assessments and comply with reporting, transparency and impact mitigation requirements could create additional costs (including additional hires for compliance teams) and delays in our engineering and product development processes. The Bill would also not prevent the introduction of further legislation at the state level which might, if applicable, impose additional (potentially separate or overlapping) requirements on us. An early example is the bill for the New Jersey Algorithmic Accountability Act (introduced on May 20, 2019), which is similar in scope and effect to the Bill and is still moving through the New Jersey legislative process.
•In October 2021, the MHRA collaborated with the FDA to issue joint Guiding Principles on Good Machine Learning Practice for Medical Device Development. The Guiding Principles are intended to inform the development of Good Machine Learning Practice in relation to the development of AI-and machine learning-based medical devices. Although our Triage/Symptom Checker product is not currently regulated as a medical device in the United States, the guidelines include a number of good practice measures that already form part of our product development and operational processes.

In the jurisdictions in which we operate, even where we believe we are in compliance with all applicable laws, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our customers, consumers or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to customers, or their members and patients, which could have a material adverse effect on our business, financial condition and results of operations.

Changes to the regulatory environment and market for health insurance in the United States could affect the adoption of our products and services and our future revenue.

Our business interacts closely with the U.S. health insurance system, which is evolving and subject to a changing regulatory environment. Our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments.

Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, such as lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run health care system at the state level have been introduced in some of our key states, such as New York and California.

At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments in this matter, and in June 2021, the Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, upholding the ACA. On January 28, 2021, President Biden issued an Executive Order that states it is the policy of his administration to protect and strengthen Medicaid and the ACA, and to make high-quality healthcare accessible and affordable to all Americans, and directs the Secretary of HHS to consider opening a special enrollment period for uninsured and under-insured Americans to seek individual market coverage through the federal health insurance marketplace. On the same day, in response to the President’s Executive Order, CMS announced a special enrollment period from February 15, 2021 through May 15, 2021, which was extended to August 15, 2021 due to the COVID-19 public health emergency, for uninsured and under-insured individuals and families to seek coverage through the federal health insurance marketplace. The Executive Order also directs federal agencies to examine agency actions to determine whether they are consistent with the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to individuals and families attempting to access Medicare or ACA coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement may have on our business.

There may also be changes on the state level that could adversely impact our business. For example, in December 2022, the California Department of Health Care Services (“DHCS”), announced that it will be contracting with five commercial managed care plans to deliver Medi-Cal services to Medi-Cal managed care members in 21 counties across the state starting in January 2024. If the Medi-Cal managed care plans that we currently contract with change as a result of this DHCS request for proposal and procurement process, and we are unable to secure new contracts with the new Medi-Cal managed care plans, the demand in our services may decrease and harm our business.

Opposition in the United Kingdom to the involvement of private sector providers in the delivery of healthcare services could adversely affect our business.

Our business in England interacts closely with the NHS, including through our delivery of our Babylon GP at Hand offering. The involvement of independent sector providers in the NHS is a regularly discussed topic. Independent providers have long played a role in the delivery of services in the NHS. Whilst we are unaware that a central record of independent sector spend by the NHS is retained, critics claim that spend in this area has increased over time and undermines the NHS core values. In the recent past, both Labour and Conservative governments have used independent providers to increase patient choice and competition, as well as increasing capacity to provide services. In recent years, there have been large-scale attempts to procure services from providers, including independent sector providers, which have received criticism and created delays. Tenders and contracts have been abandoned, and the topic of the “privatization of the NHS” continues to be debated by stakeholders, including patients, the general public, physicians, the media and politicians. It is unlikely that the debate around the “privatization of the NHS” will entirely subside, and it will remain a risk to our business.

The U.K Department of Health and Social Care (“DHSC”) published the “Provider Selection Regime: supplementary consultation on the detail of proposals for regulations” for the procurement of healthcare services. This closed on March 28, 2022, but DHSC has not yet responded to feedback it received. The legal framework for the procurement of health services is to date unchanged. The Health and Care Act 2022 received royal assent on April 28, 2022 but not all of the Act is in force yet. The Act abolished clinical commissioning groups (“CCGs”) and established 42 integrated care boards (“ICBs”) on July 1, 2022.

There is a risk that the ICBs could challenge how the Babylon GP at Hand contractual structure operates, or that the legislation regarding the persons eligible to enter into a general medical services contract could change such that the contractual structure no longer complies with the legislation. The Babylon GP at Hand contractual structure presently relies on four individuals holding the general medical services contract in their individual capacity. While we have broad control regarding two of these individuals due to their employment arrangements with us, we largely rely on our working relationship with the other two. Any scrutiny, investigation, or litigation with regard to our arrangement could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to restructure our operations and arrangements to comply with applicable laws or we are required to restructure at a significant cost, or if we were subject to penalties or other adverse action.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We and our products in many cases are subject to U.S. import and export controls and trade and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons targeted by U.S. sanctions. Exports of our products and services must be made in compliance with these laws and regulations when applicable. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in civil and criminal penalties, including loss of export privileges and substantial fines for us and for the individuals working for us.

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solution or permit the use of our platform in those countries.

Changes in our solution, or future changes in export and import regulations, may prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our solution would likely adversely affect our business, financial condition and results of operations.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the EU, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations. While we have mechanisms to identify high-risk individuals and entities before contracting with them, an instance of non-compliance with all such applicable laws could result in our being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by U.K., U.S., or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and anti-money laundering laws. Failure to comply with these laws could subject us to penalties and other adverse consequences.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”), the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute at 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws and anti-money laundering laws that apply in countries where we do business. The Bribery Act, the FCPA and these other anti-corruption laws generally prohibit us and our employees, agents, representatives, business partners, and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to recipients in the public or private sector in order to obtain or retain business or gain some other business advantage.

We sometimes leverage third parties to sell our products and conduct our business abroad. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We, our employees, agents, representatives, business partners and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize those activities. While we have mechanisms to identify high-risk individuals and entities before contracting with them, we operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions that violate applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with those laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions that violate our policies and applicable law, for which we may be ultimately held responsible. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

Any allegations or violation of the FCPA, the Bribery Act or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Certain of our software products could become subject to extensive regulatory oversight by the FDA, which may increase the cost of conducting, or otherwise harm, our business.

The FDA has authority to regulate medical devices, which are subject to extensive and rigorous regulation including with respect to their design, development, manufacturing, testing, labeling, packaging, safety, efficacy, premarket review, marketing, sales, distribution, import and export. A “device” is broadly defined under the FDCA to mean an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory which is, among other things, intended for use in the diagnosis of diseases or other conditions or in the cure, mitigation, treatment or prevention of disease, or which is intended to affect the structure or function of the body and does not achieve its primary intended purpose through chemical action and is not dependent upon being metabolized for the achievement of such purpose. The FDA considers certain software functions with these intended uses to constitute devices. However, the 21st Century Cures Act amended the FDCA to exclude from the definition of a “device” certain types of software, including software used for administrative support of a healthcare facility; software intended for maintaining or encouraging a healthy lifestyle and unrelated to the diagnosis, cure, mitigation, prevention, or treatment of a disease or condition; certain software intended to transfer, store, convert formats, or display the equivalent of paper medical charts; and software designed for transferring, storing, or displaying medical device data or in vitro diagnostic data; and certain clinical decision support software.

In addition, the FDA has issued guidance establishing certain policies pursuant to which it has indicated it will exercise enforcement discretion and will not apply its regulatory authorities with respect to certain kinds of software that may otherwise fall within the definition of a device. For example, the FDA has established a compliance policy for certain products that may fall within the definition of a device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. For such low-risk products, FDA does not intend to examine whether the product constitutes a medical device, and if the product is a medical device, whether the product complies with the premarket review and post-market regulatory requirements of the FDCA. As such, if a medical device falls within the definition of a “low risk general wellness product,” the product may be subject to enforcement discretion under the FDA’s compliance policy for such products, meaning that the FDA will not enforce its medical device authorities with respect to that product. In addition, the FDA has established an enforcement discretion policy for certain mobile medical apps that otherwise fall within the definition of a medical device but do not pose a risk to patient safety in the event of a failure to function as intended.

We believe certain of our currently marketed applications are not regulated by the FDA as medical devices, or alternatively, that even if our products are medical devices, they are subject to FDA’s current enforcement discretion policies applicable to software products. However, the FDA may disagree with our determination and may conclude that such applications are medical devices requiring premarket authorization, which we have not obtained, and post-market regulatory requirements, with which we have not complied. If the FDA makes this determination with respect to any software that we either believe is not a device or is a device but qualifies for enforcement discretion, we could be required to cease commercial distribution of the software or recall the offering pending receipt of any required marketing authorization, and we could be subject to untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, operating restrictions, partial suspension or total shutdown of production, delays in or refusal to grant clearances or approvals, prohibitions on sales of our products, criminal prosecution, other enforcement action, litigation, and negative publicity, any of which could materially, adversely affect our business. In addition, there is a risk that the FDA could alter its enforcement discretion policies, which could subject our software to more stringent medical device regulations even if the FDA were to agree with our assertion that our software is not subject to regulation by the FDA currently.

In addition, if the FDA determines that any of our current or future software products are regulated as medical devices and not otherwise subject to enforcement discretion, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations, which could result in higher than anticipated costs and have a material adverse effect on our reputation, business, financial condition and results of operations.

Certain of our products and operations are subject to extensive regulation as medical devices in the United States and other jurisdictions.

We currently market certain products, including the Higi Smart Health Stations, which are regulated as medical devices by the FDA in the United States and by comparable foreign regulatory authorities in other jurisdictions. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices their design, development, manufacturing, testing, labeling, packaging, safety, efficacy, premarket review or certification, marketing, sales, distribution, import and export.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing medical device, we must first receive clearance from the FDA under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of pre-market approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all. Any delay in, or failure to receive or maintain, clearance or approval for our product candidates could prevent us from generating revenue from these product candidates and adversely affect our business operations and financial results.

Even if granted, a 510(k) clearance, de novo classification, PMA approval, or similar authorization or certification from other regulators for any future product may substantial restrictions on how such device is marketed or sold, and the FDA and other regulatory authorities or bodies will continue to place considerable restrictions on our products and operations. For example, with respect to 510(k)-cleared medical devices, certain modifications to such devices that have not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or to submit a PMA and obtain FDA approval prior to implementing the change. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new marketing authorizations are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that, in certain instances, new marketing authorizations were not required. We may make modifications or add additional features in the future that we believe do not require FDA premarket review. If the FDA disagrees with these determinations and requires us to submit new marketing applications for modifications to our products, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

Subject to transitional provisions, to sell medical devices in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body (see “Business — Regulatory Environment — Medical Device Regulation — Regulation of Medical Devices in the European Union”).

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the U.K. Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive 93/42/EEC and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid certification issued by EU notified bodies under the EU Medical Devices Regulation or Medical Devices Directive are subject to transitional arrangements. In its consultation response, the MHRA indicated that the future U.K. regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directive could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a U.K. Conformity Assessment (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2024, products which do not have existing and valid certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the U.K., differ from those in Great Britain (England, Scotland and Wales) and continues to be based on EU law.

Under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland currently follows EU rules on medical devices, including the EU Medical Devices Regulations, and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in Northern Ireland. Alternatively, if a U.K. approved body conducts such assessment, a 'UKNI' mark is applied and the device may only be placed on the market in Northern Ireland and not the EU. On February 27, 2023, the U.K. Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These proposed changes need to be codified and agreed by the respective parliaments of the U.K. and EU before taking effect. There could be additional uncertainty and risk around what these changes will mean to our business.

The FDA and similar foreign governmental authorities also have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall of our products could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Similar requirements exist in foreign jurisdictions. If we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

In addition, the manufacture of medical devices in the United States must comply with the FDA’s Quality System Regulation, or QSR. Manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. Similar requirements exist in foreign jurisdictions. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection or audit, the FDA, other regulatory authorities and notified bodies (when applicable) could take enforcement action, including any of the following sanctions:
•adverse publicity, untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•customer notifications or repair, replacement, refunds, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance or PMA approvals or foreign regulatory authorizations or certifications of new products or modified products;
•withdrawing 510(k) clearances, PMA approvals or foreign regulatory authorizations or certifications that have already been granted;
•refusing to issue certificates to foreign governments needed to export products for sale in other countries;
•refusing to grant export approval for our products; or
•pursuing criminal prosecution.

Any of these sanctions could impair our ability to produce our products and product candidates in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.

In many countries, including the United States and the United Kingdom, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned in each jurisdiction and are taxed accordingly. We are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect.

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions including the United Kingdom and the United States could materially impact our business, financial condition and results of operations.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our Consolidated Balance Sheets, and otherwise affect our future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

The applicability of value-added, sales, use, withholding and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our solution and adversely impact our business.

The application of tax laws and regulations to services provided electronically is evolving. New income, sales, use, value-added or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our financial position and results of operations.

In addition, different tax jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. In addition, we or our customers could be required to pay additional tax amounts on both future as well as prior sales, and possibly fines or penalties and interest for past due taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward or collection of sales tax from our customers in respect of prior sales could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.

Furthermore, a tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, or HMRC, or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including methodologies for valuing developed technology and amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. In addition, a tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Risks Related to Intellectual Property and Legal Proceedings

If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.

Our business depends on internally developed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of registered and unregistered rights, including patents and registered trademarks, as well as trade secret and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content, as well as our brand. We may, over time, increase our investment in protecting our intellectual property through additional patent, trademark and other intellectual property filings. Effective patent, trade-secret, copyright and trademark protection is expensive and time-consuming to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection.

Much of our technology and software is maintained as trade secrets and not protected by patents. Our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our trade secret information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information, technology or content is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements (or equivalent contractual provisions) with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing (i.e., they may require further legislative or judicial action before they can take effect or become enforceable), or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access, whether authorized or unauthorized, to our trade secrets, know-how and other internally developed information.

If we are unable to protect our intellectual property and other IP and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and/or licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated. Any of our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties or otherwise misappropriated. In addition, our intellectual property rights may not be sufficient to provide us with freedom to operate or technology that will permit us to take advantage of current market trends or otherwise sufficient to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we may seek to analyze our competitors’ services, and may in the future seek to enforce our intellectual property against potential infringement. However, the steps we have taken to protect our intellectual property may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property. Any inability to meaningfully protect or assert our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.

Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies in any of the jurisdictions in which we operate. Accordingly, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to develop and commercialize our services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for digital healthcare, both in the United States and globally, expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our customers or other parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation.

If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue claims, regardless of whether such claims have merit. This can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services (which may cause us to breach contractual obligations). If we require a third-party license, it may not be available, either on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights relating to our products, services or solutions. We may also have to redesign our products, services or solutions so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement with a third party to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license on reasonable terms or at all, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than us because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A ordinary shares. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we infringe or otherwise violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our providers and us. We carry insurance (and in relation to clinical negligence claims in the United Kingdom arising from care delivered within Babylon GP at Hand NHS primary medical services, we are indemnified by a national state-backed indemnity scheme under NHS Resolution) covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business and/or as required under applicable law, and the physician-owned entities with which we partner carry insurance for themselves and each of their healthcare professionals (our providers). However, successful medical liability claims could result in substantial damage awards that exceed the limits of our and our providers’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

We have been, and may in the future become subject to litigation or regulatory investigations, which could cause us to incur significant expenses, pay significant damages or harm our business.

Our business entails the risk of legal claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, users of our products, vendors, government agencies, our current or former employees, our shareholders, or entities in which we invest and/or their shareholders. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, covered by adequate insurance. Although we carry public liability and product liability insurance, as well as medical malpractice insurance in amounts that we believe are appropriate considering the risks attendant to our business, successful claims could result in substantial damage awards that exceed the limits of our insurance coverage.

In addition, any determination that we are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, or any adverse determination by a data protection authority or other applicable regulatory body in respect of our users’ data, may subject us to claims not covered by our insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. In addition, insurance coverage is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate coverage may not be available to us or to our providers in the future at acceptable costs or at all. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and the trading price of our Class A ordinary shares. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws or under authority of privacy enforcing governmental entities (such as the FTC or the HHS) or as a result of private actions, such as class actions based on data breaches or based on private rights of action. Additionally, a successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition.

Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights, and state attorneys general.

In England, Babylon and Babylon GP at Hand are both registered providers with the CQC. In the event of an enforcement action arising from a clinical incident by either provider, there is a risk of fines. These can be modest Fixed Penalty Fines (for example for noncompliance with notification deadlines, or an administrative step in relation to duty of candor); however, if the enforcement action relates to matters of safe care, fines can be more significant and relate to the provider’s turnover. This type of enforcement action is ring-fenced to the legal entity that is registered, but remains a risk for any healthcare provider registered with the CQC. Other regulators in the sector can also impose fines, for example the Health and Safety executive, for non-clinical care incidents, and the U.K. Information Commissioner’s Office for data protection breaches, security incidents or non-compliance with data protection legislation.

We are also subject to various regulations as to the use of certain medical technology. In certain jurisdictions, the rules governing the application of our technology may not readily align with the nature of our products and services, in which case we may incur costs and delays in communicating with authorities, obtaining clearances in those markets or penalties for failure to conform to certain registration requirements. For example, we have in the past and expect to continue to have interactions with the MHRA and regulatory authorities in certain other jurisdictions about the proper classification of certain products and services, which may result in requiring us to re-register different products and services or changing, reducing functionality of or access to certain of our products and services.

The Higi Smart Health Station business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, the Higi station products. Notably, the classification of the Higi station as a Class II medical device in the U.S. is likely to weaken our ability to rely on federal preemption of state law claims that assert liability against us for harms arising from use of the Higi station. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by end users, customers, healthcare providers or others selling our products. We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the Higi station or a partner device. Our customers, either on their own or following the advice of their physicians, may use Higi station products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and cleared by the FDA. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of the Higi station products in the market.

In addition, in the United States and other jurisdictions, medical device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. This likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to the Higi station business, individuals, known as relators, may bring an action on behalf of the government alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body. Any action against us alleging a violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business, and have a material effect on our business.

Risks Related to Information Technology and Data

Cyberattacks, security breaches and incidents, and other disruptions have compromised and could in the future compromise sensitive information related to our business or members, or prevent us from accessing critical information or from serving customers and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including protected health information (“PHI”), and other types of personal data (as defined in the GDPR and the U.K. GDPR) or personally identifiable information (“PII”). We also process and store, and use additional third party service providers to process and store sensitive information including intellectual property and other proprietary business information, including that of our members and customers (collectively, together with PHI, personal data, and PII, “Confidential Data”). We manage and maintain our platform and Confidential Data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology infrastructure, networks and systems, including the internet and various hardware and software systems such as cloud technologies (collectively, “IT Systems”), to securely process, transmit and store Confidential Data and to conduct many other critical internal and external operations. Cyberattacks and security breaches involving our IT Systems, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, employee or contractor error, negligence or malfeasance, and bugs, misconfigurations or other vulnerabilities can create system disruptions, shutdowns or unauthorized disclosure or modifications of Confidential Data, causing for example, member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, transmission and security of Confidential Data, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of Confidential Data that we and our service providers collect, store, transmit, and otherwise process, the security of our IT Systems and other aspects of our services, including those provided or facilitated by our third-party service providers, is critically important to our operations and business strategy. We take certain administrative, physical and technological measures in response to these risks, such as by conducting privacy and security impact assessments, and seeking contractual privacy and security commitments from service providers who handle Confidential Data.

We have experienced cyber and other security incidents in the past and continue to experience them from time to time. Despite protective measures taken by us and by third-party service providers, our IT Systems and Confidential Data are and remain vulnerable to cyberattacks and cybersecurity risks posed by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions (for example, due to ransomware), bugs, misconfigurations, or other hardware or software vulnerabilities, including supply chain related vulnerabilities and failures during the process of upgrading or replacing software, databases or components thereof, and a host of other cybersecurity threats. We expect the frequency and impact of cyberattacks to accelerate as threat actors are becoming increasingly sophisticated, for example, in using tactics and techniques designed to circumvent security controls, avoid detection, and obfuscate forensic evidence, such that we may be unable to timely or effectively detect, identify, investigate or remediate attacks in the future.

A cyberattack, security breach or incident, or other privacy or data protection violation, that leads to disclosure or unauthorized use, modification of, or other processing, or that prevents access to or otherwise impacts the confidentiality, security, availability or integrity of Confidential Data that we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals, regulators, and the media, and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents or be subject to audits from regulators or customers, resulting in increased costs and loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and we could suffer a loss of customers or users or a decrease in the use of our platform, and we may suffer loss of reputation, harm to our market position, adverse impacts on customer, user and investor confidence, financial loss, governmental investigations, litigation or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and incidents and other unauthorized access to, or acquisition or processing of, Confidential Data can be difficult to detect, and any delay in identifying such incident, mitigating and otherwise responding to any incidents, or in providing any notification of such incidents may lead to increased liability and impact to operations.

Any such breach or incident, or disruption to or interruption of our systems or any of our third-party information technology partners or other vendors who process Confidential Data, could compromise our networks or data security processes, disrupt our operations, and sensitive information could be destroyed, corrupted, or inaccessible or could be accessed, obtained, or disclosed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information and regulatory fines or penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future solutions and engage in other user and clinician education and outreach efforts. Any such breach or incident could also result in the loss or compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all loss and liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our audit committee, which reports to our full board of directors, is responsible for overseeing our cybersecurity risk management processes.

Our use, disclosure, and other processing of information relating to individuals, including health information, is subject to privacy protection laws and regulations, and our failure to comply with those laws and regulations or to adequately secure the information we hold and that is processed in our business could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. For example, HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. Our U.S. entities that directly provide healthcare services are covered entities under HIPAA. Our U.S. entities are both covered entities under HIPAA and business associates under HIPAA.

HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to the use, disclosure and protection of PHI, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file lawsuits on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with HIPAA. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. These laws and regulations in many cases are more restrictive than, and may not be preempted by HIPAA. These laws and regulations can be uncertain, contradictory, and subject to change or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.

For example, the CCPA provides certain privacy rights for California residents. The CCPA also provides for civil penalties and a private right of action for violations, which has increased the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”) significantly amends the CCPA and generally went into effect on January 1, 2023. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additionally, US employee and business to business data has not been previously scrutinized for privacy rights compliance within Babylon, so there is the possibility that the regulators will not find Babylon compliant, or they may choose to interpret the CPRA in unpredictable ways resulting in Babylon’s being found non-compliant and subject to the same fines, investigations, and reputational harm. Enforcement of these new rights begins July 1, 2023. We continue to monitor developments related to the CPRA, and anticipate needing to incur additional costs and expenses associated with compliance with CPRA compliance. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Many obligations under legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

Further, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The lack of specificity in their standards and jurisdictional scope leaves the opportunity for Babylon to be subject to significant fines and suffer great reputational harm.

Outside of the United States, we, along with a significant number of our customers, are subject to laws, rules, regulations, guidance and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. For example, the GDPR and the U.K. GDPR impose comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit each impose strict requirements for processing the personal data of individuals. Further, under the GDPR and the U.K. GDPR, fines of up to €20 million (£17.5 million in the U.K.) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for certain violations. The EU and U.K. fining regimes run in parallel and we may be exposed to fines in both jurisdictions arising from the same infringement.

Depending on the contractual relationship with our relevant counterparty, we are required to comply with the GDPR and the U.K. GDPR as a “Data Controller” and a “Data Processor” as appropriate. In 2018, we appointed a Data Protection Officer to oversee and supervise our compliance with GDPR and the U.K. GDPR. As a result of case law and regulatory changes in relation to transfers of personal data outside of the United Kingdom and Europe (particularly those transfers to the United States), we have made considerable changes to our contractual data transfer template agreements and data transfer risk assessments.

Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. More generally, new laws, regulations, or legislative actions regarding data privacy and security (together with applicable industry standards) may increase the costs of doing business and could have a material adverse impact on our operations and cash flows.

Additionally, the Rwanda Data Protection Law provides additional protections for our operations in Rwanda and will go into effect on October 15, 2023. While much of the structure of the law is similar to the GDPR, the law covers data that has not been previously subject to data protection laws. Therefore, there is an opportunity for error and there is uncertainty with regards to the law’s enforcement. If Babylon is found in violation of the Rwanda Data Protection Law, Babylon could be subject to both civil and criminal fines based on a percentage of Babylon’s annual turnover or other civil or criminal penalties up to and including imprisonment and a ban on processing data subject to Rwanda Data Protection Law.

This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our customers and potentially exposes us to additional expense, adverse publicity and liability. While we have implemented measures in an effort to comply with applicable laws and regulations relating to privacy, data protection, and data security, some PHI and other PII or confidential information is transmitted to us or processed by third parties and service providers, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties. If we or these third parties are accused of having violated such laws, rules or regulations, it could result in claims, proceedings, regulatory investigations and other proceedings, damages, liabilities, and government-imposed fines, penalties (including audits and enforcement actions to stop data processing activities), orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and data security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new services and maintain and grow our customer base and increase revenue.

Any disruption of service at our third-party data and call centers or Amazon Web Services could interrupt or delay our ability to deliver our services to our customers.

We currently host our platform and serve our customers primarily using Amazon Web Services (“AWS”), a provider of cloud infrastructure services. We do not have control over the operations of the facilities of our data and call center providers or AWS. Also, there are limited auditing rights for us to exercise against such data processors under Article 28 of the GDPR. As such, there is a greater risk of not being able to confirm compliance and meet other contractual obligations, such as obligations to customers that we have sufficient controls in place with third party suppliers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our solutions’ continuing and uninterrupted performance is critical to our success. Because our solutions and services are used by our members for health purposes, it is critical that our solutions be accessible without interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to customers and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Neither our third-party data and call center providers nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data or call center providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.

We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software and other third parties for providing services to our customers and members, and any failure or interruption in the services provided by these third parties could expose us to litigation and negatively impact our relationships with customers and members, adversely affecting our operating results.

Our ability to deliver our digital services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers and members. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with our service providers. In addition, sustained or repeated system failures would reduce the attractiveness of our solution to customers and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, natural disasters and other force majeure events outside our control;
•communications failures;
•software and hardware errors, failures, and crashes;
•security breaches and incidents, computer viruses, hacking, denial-of-service and ransomware attacks, and similar disruptive problems; and
•other potential interruptions.

We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources.

Also, any interruption in the services provided by our third-party service providers, undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation. For example, we rely on third-party billing provider software to transmit the actual claims to payers based on the specific payer billing format. If this provider experiences an interruption in service or makes changes to its invoicing system, we may experience delays in claims processing. If we are required to switch to a different software provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payers, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and our business.

There can be no assurance that any security measures that we or our third-party service providers, including third party providers of data services or cloud infrastructure services, have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Neither our service providers nor our licensors have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with such parties on commercially reasonable terms or if our agreements with our providers are prematurely terminated, or if in the future we add additional service providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.

Risks Related to Ownership of our Class A Ordinary Shares and Operating as a Public Company

The trading price of our Class A ordinary shares has been and may continue to be volatile, and the value of our Class A ordinary shares may decline.

We cannot predict the prices at which our Class A ordinary shares will trade. The market price of our Class A ordinary shares may fluctuate substantially. In addition, the trading price of our Class A ordinary shares has been and may continue to be volatile and subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A ordinary shares.

In addition, the market for technology or healthcare stocks and the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of an issuer and have experienced a loss of investor confidence, which could cause the trading price of our Class A ordinary shares to decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our Class A ordinary shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, financial condition and results of operations.

If we fail to comply with the NYSE’s continued listing requirements and rules, the NYSE may delist our Class A ordinary shares, which could negatively affect our company, the price of our Class A ordinary shares and your ability to sell our Class A ordinary shares.

We are required to meet certain quantitative tests as well as corporate governance and other qualitative standards to maintain the listing of our Class A ordinary shares on the NYSE. In 2022, the NYSE notified us that we had fallen below its compliance standards under Section 802.01C of the NYSE Listed Company Manual, because the average closing price of our Class A ordinary shares was less than $1.00 over a consecutive 30 trading-day period. To cure this deficiency, we implemented a 1-for-25 reverse share split, which was effective as of December 15, 2022. The NYSE notified us that we had regained compliance as of December 30, 2022. We cannot assure you that the 1-for-25 reverse share split will not have an adverse impact on the liquidity of our Class A ordinary shares, or that we will continue to meet all of the NYSE’s continued listing requirements and rules.

If the NYSE delists our Class A ordinary from trading on its exchange and we are not able to list our Class A ordinary shares on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including among other things, by: decreasing availability of market quotations for our Class A ordinary shares; resulting in a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; reducing the liquidity and market price of our Class A ordinary shares; reducing the number of investors willing to hold or acquire our Class A ordinary shares, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

An active trading market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our Class A ordinary shares.

An active trading market for our securities may not develop or, if developed, it may not be sustained. The lack of an active market may impair your ability to sell our securities at the time you wish to sell them or at a price that you consider reasonable. In addition, price volatility may be greater if the public float and trading volume of our Class A ordinary shares is low. Since our Class A ordinary shares began trading on a post-1-for-25 reverse share split basis on December 16, 2023 through March 10, 2023, our average daily trading volume on the NYSE has been approximately 60,160 shares. An inactive market may also impair our ability to raise capital by selling Class A ordinary shares and may impair our ability to acquire other businesses or technologies using our Class A ordinary shares as consideration, which, in turn, could materially adversely affect our business.

Additionally, if our securities are delisted from the NYSE and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE, the Nasdaq Stock Market LLC, or another national securities exchange.

As a result of the Business Combination, the Internal Revenue Service may not agree that we should be treated as a non-U.S. corporation for U.S. federal income tax purposes.

For U.S. federal income tax purposes, a corporation is generally considered a U.S. “domestic” corporation (or U.S. tax resident) if it is organized in the United States, and a corporation is generally considered a “foreign” corporation

(or non-U.S. tax resident) if it is not a U.S. corporation. Because Babylon is an entity incorporated in the Bailiwick of Jersey, it would generally be classified as a foreign corporation (or non-U.S. tax resident) under these rules. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury regulations promulgated thereunder, however, contain specific rules that may cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that Babylon is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury regulations promulgated thereunder, Babylon would be liable for U.S. federal income tax on its income in the same manner as any other U.S. corporation and certain distributions made by Babylon to non-U.S. holders of Babylon may be subject to U.S. withholding tax.

Based on the Business Combination with Alkuri in October 2021, and certain factual assumptions, Babylon is not expected to be treated, as a result of the Business Combination, as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. However, the application of Section 7874 of the Code is complex and is subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such U.S. Treasury regulations with possible retroactive effect) and is subject to certain factual uncertainties. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not challenge our status as a foreign corporation under Section 7874 of the Code or that such challenge would not be sustained by a court or that Babylon will not determine that changes in facts result in a conclusion that Babylon will be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code.

If the IRS were to successfully challenge under Section 7874 of the Code Babylon’s status as a foreign corporation for U.S. federal income tax purposes, Babylon and certain Babylon shareholders would be subject to significant adverse tax consequences, including a higher effective corporate income tax rate on Babylon and future withholding taxes on certain Babylon shareholders, depending on the application of any income tax treaty that might apply to reduce such withholding taxes.

Investors in Babylon should consult their own advisors regarding the tax consequences if the classification of Babylon as a non-U.S. corporation is not respected.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Class A ordinary shares less attractive to investors.

We are an “emerging growth company” as that term is used in the JOBS Act, and we may remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the first sale of the units of Alkuri pursuant to an effective registration statement on Form S-1 under the Securities Act of 1933, as amended (the “Securities Act”), (B) in which we have total annual gross revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of these reduced reporting burdens. Accordingly, the information we provide to our shareholders may be different than the information you receive from other public companies in which you hold stock.

After December 31, 2022, we started filing our reports and registration statements with the SEC as a U.S. domestic issuer, resulting in significant additional costs and expenses to us.

Prior to December 31, 2022, we filed our periodic reports and registration statements with the SEC as a foreign private issuer. To qualify as a foreign private issuer, which is tested as of June 30, either (a) more than 50% of our outstanding voting securities must be either directly or indirectly owned of record by non-residents of the United States or (b)(i) a majority of our executive officers or directors may not be U.S. citizens or residents, (ii) more than 50% of our assets cannot be located in the United States and (iii) our business must be administered principally outside the United States.

As of June 30, 2022, we did not satisfy the foreign private issuer test described above because our Founder, who as of that date beneficially owned voting securities representing in excess of 50% of the voting rights of our outstanding voting securities, had established residency in the United States. As a result, as of January 1, 2023, we are required to file with the SEC periodic and current reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We are also required to comply with U.S. federal proxy requirements and Regulation FD (Fair Disclosure), and our officers, directors and principal shareholders are now subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we may be required to make changes in our corporate governance practices in accordance with various SEC and NYSE rules. The regulatory, compliance and any other additional requirements, including the transition of our financial reporting from International Financial Reporting Standards to U.S. GAAP, that we are subject to as a U.S. domestic issuer have resulted in and could lead us to incur significant additional legal, accounting and other expenses.

Our issuance of a significant number of additional Class A ordinary shares in connection with any future financings, acquisitions, investments, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result.

We expect to issue additional Class A ordinary shares in the future that will result in dilution to all other shareholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment, and make equity awards under our stock incentive plans to attract, retain, compensate and incentivize employees of businesses that we acquire. Any such issuances of additional capital stock may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Class A ordinary shares to decline.

Pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”), our board of directors, or our remuneration committee or an officer to the extent authority has been delegated by the board of directors, is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2021 Plan provides for an automatic share reserve increase, or “evergreen” feature, whereby the share reserve will automatically be increased on January 1st of each year commencing on January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the least of: (i) 1,813,408 Class A ordinary shares; (ii) 5% of the total number of all classes of our shares that have been issued as at December 31st of the preceding calendar year, in each case, subject to applicable law and our having sufficient authorized but unissued shares; and (iii) such number of Class A ordinary shares as our board of directors may designate prior to the applicable January 1. In addition, the 2021 Plan provides for recycling of a maximum of 956,091 Class A ordinary shares underlying 2021 Plan awards and options granted under our legacy Long-Term Incentive Plan and Company Share Option Plan, in each case which have expired, lapsed, terminated or meet other recycling criteria set forth in the 2021 Plan. If the number of shares available for future grant under the 2021 Plan increases by the maximum amount each year under the evergreen feature and the recycled share provisions, or if the 2021 Plan is otherwise amended to increase the maximum aggregate number of Class A ordinary shares that may be issued pursuant to awards under the 2021 Plan, our shareholders may experience additional dilution, which could cause our stock price to fall.

A significant portion of our total outstanding Class A ordinary shares are or will be registered for resale and may be sold into the market in the future. This could cause the market price of our Class A ordinary shares to drop significantly, even if our business is doing well.

Sales of a substantial number of our Class A ordinary shares could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A ordinary shares.

As of the date of this Annual Report, we have registered for resale or other disposition, from time to time, (i) on a registration statement on Form F-3 (Registration No. 333-264594), 14,375,696 of our Class A ordinary shares, 14,238,877 of which were issued in connection with the PIPE Investment and certain of which were issued to certain of our affiliates and affiliates of Alkuri in connection with the Business Combination (or Class A ordinary shares that were issued to our Founder upon conversion of his Class B ordinary shares to Class A ordinary shares on November 1, 2022), 136,484 of which were issued in connection with the acquisition of Higi and 335 of which were issued upon exercise of options under our equity compensation plans, by the selling shareholders identified in the Form F-3 prospectus and (ii) on a registration statement on Form F-3 (Registration No. 333-268551), 7,596,979 of our Class A ordinary shares that were issued in our

2022 Private Placement, by the selling shareholders identified in the Form F-3 prospectus. We intend to post-effectively amendment each Form F-3 into a Form S-3. In addition, we have filed, and will in the future file, registration statements on Form S-8 in respect of certain Class A ordinary shares that we may issue from time to time pursuant to existing or future awards under our equity compensation plans. None of the shares registered in these registration statements are subject to lock-up restrictions, except for the Earnout Shares, as further discussed in Note 3 in the consolidated financial statements included in this Annual Report.

In addition, we plan to file a registration statement Form S-3 to register for resale or disposition, from time, of 534,911 Class A ordinary shares to be issued to the AlbaCore Bridge Note Subscribers and 105,298 Class A ordinary issued to the AlbaCore AlbaCore Existing Note Subscribers upon exercise of their warrants, in connection with the closing of the transactions under the Bridge Facility Agreement.

As the Class A ordinary shares (other than the Earnout Shares) registered or to be registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A ordinary shares could decline if the shareholders sell their shares or are perceived by the market as intending to sell them.

We do not currently intend to pay dividends on our Class A ordinary shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A ordinary shares.

We have never declared or paid any cash dividends on our shares and we do not anticipate paying any cash dividends on our shares in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Pursuant to the Companies (Jersey) Law 1991, we may only pay a dividend if the directors who authorize the dividend make a prior solvency statement in the required statutory form. In addition, the terms of our Existing Notes issued to the AlbaCore Existing Note Subscribers and Bridge Facility notes issued to the AlbaCore Bridge Note Subscribers include, and any future indebtedness would likely contain, limitations on our ability to pay or declare dividends or distributions on our share capital. Therefore, you are not likely to receive any dividends on your Class A ordinary shares for the foreseeable future and the success of an investment in our Class A ordinary shares will depend upon any future appreciation in the price of our Class A ordinary shares. There can be no assurance that the price of our Class A ordinary shares will appreciate above the price that a shareholder purchased its Class A ordinary shares.

Some of our management team has limited experience managing a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

Members of our management team and other personnel have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight, reporting obligations under the federal securities laws, including the new reporting obligations that we are subject to as part of our transition from foreign private issuer to U.S. domestic issuer beginning on January 1, 2013, public company corporate governance practices and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Both of these assessments, due to the breadth and depth of control operating effectiveness testing to be performed, may identify deficiencies in internal controls over financial reporting that have not previously been identified.

In connection with the audits of our financial statements for the years ended December 31, 2022, 2021 and 2020, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we have identified (i) that we lack timely, documented evidence of management review controls related to areas of significant judgment and estimation uncertainty and non-routine transactions and (ii) that we have insufficient segregation of duties and evidence of management oversight to support the implementation and execution of some of our controls.

At the time of the filing of this Annual Report, these material weaknesses have not been remediated. However, we are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses related to our financial reporting for the years ended December 31, 2022, 2021 and 2020. Significant enhancements in our internal controls over financial reporting implemented in 2022 include:
•More timely and precise documentation and review procedures relating to areas of significant judgment and estimation uncertainty and non-routine transactions.
•Hiring additional accounting and advisory resources, including those with expertise in SEC reporting and technical accounting; and
•Design and Implementation of a more formal segregation of duties controls policy across our financial reporting systems and the re-design of our key controls over financial reporting

While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations. If a material weakness was identified and we are unable to assert that its internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A ordinary shares could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. We evaluate our estimates and judgments, including those considered to involve a significant level of estimation uncertainty and reasonably likely to have a material impact on the consolidated financial statements of the Company. Estimates meeting this definition include our impairment analyses over the carrying value of long-lived assets (including goodwill and intangible assets), certain assumptions for revenue recognition, the accounting for premium deficiency reserves, IBNR within claims expense and the accounting for business combinations (collectively referred to as our “critical accounting estimates”). Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A ordinary shares.

U.S. holders that directly or indirectly own 10% or more of our equity interests may be subject to adverse U.S. federal income tax consequences under rules applicable to U.S. shareholders of controlled foreign corporations.

A non-U.S. corporation generally is classified as a controlled foreign corporation for U.S. federal income tax purposes (a “CFC”), if “10% U.S. equityholders” own, directly, indirectly or constructively, more than 50% of either (i) the total combined voting power of all classes of stock of such corporation entitled to vote or (ii) the total value of the stock of such corporation. We believe that Babylon was a CFC in 2022. Although we believe that the ownership of the total combined voting power of all classes of stock of Babylon entitled to vote or of the total value of the stock of Babylon owned by 10% U.S. equityholders did not exceed 50% at the beginning of 2023, there can be no assurance that Babylon will not be treated as a CFC in 2023 and in the future. In addition, in part because we have one or more U.S. subsidiaries, our non-U.S. subsidiaries that are classified as corporations for U.S. federal income tax purposes (if any) generally will be CFCs regardless of whether Babylon is treated as a CFC.

A U.S. holder that owns (or is treated as owning directly or indirectly, including by applying certain attribution rules) 10% or more of the combined voting power of all classes of our stock entitled to vote of a CFC or the total value of the CFC’s equity interests (including equity interests attributable to a deemed exercise of options and convertible debt instruments), or a “10% U.S. equityholder,” is generally required to report annually and include in their U.S. federal taxable income their pro rata share of the CFC’s “Subpart F income” and, in computing their “global intangible low-taxed income,” their pro rata share of the CFC’s “tested income” and the amount of certain U.S. property (including certain stock in U.S. corporations and certain tangible assets located in the United States) held by the CFC regardless of whether such CFC makes any distributions. In addition, a portion of any gains realized on the sale of stock of a CFC by a 10% U.S. equityholder may be treated as ordinary income. A 10% U.S. equityholder is also subject to additional U.S. federal income tax information reporting requirements with respect to any CFC and substantial penalties may be imposed for noncompliance. We cannot provide any assurances that Babylon will assist U.S. holders in determining whether Babylon or any of its subsidiaries are treated as a CFC for U.S. federal income tax purposes or whether any U.S. holder is treated as a 10% U.S. equityholder with respect to any of such CFC or furnish to any holder information that may be necessary to comply with reporting and tax paying obligations if Babylon, or any of its subsidiaries, is treated as a CFC for U.S. federal income tax purposes. Each U.S. holder should consult its own tax advisor regarding the CFC rules and whether such U.S. holder may be a 10% U.S. equityholder for purposes of these rules.

Our U.S. shareholders may suffer adverse tax consequences if we are classified as a “passive foreign investment company.”

A non-U.S. corporation generally will be a passive foreign investment company (“PFIC”) for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of its assets (determined based on a quarterly average) are held for the production of, or produce, passive income (such test described in clause (ii), the “Asset Test”). Passive income generally includes, among other things, dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. In making this determination, the non-U.S. corporation is treated as earning its proportionate share of any income and owning its proportionate share of any assets of any corporation in which it holds, directly or indirectly, a 25% or greater interest by value of the stock. While the Asset Test is generally performed based on the fair market value of the assets, special rules apply with respect to the Asset Test in the case of the assets held by CFCs. PFIC status is determined annually and requires a factual determination that depends on, among other things, the composition of a company’s income, assets and activities in each taxable year, and can only be made annually after the close of each taxable year, and is thus subject to significant uncertainty. Furthermore, the value of our gross assets is likely to be determined in part by reference to our market capitalization, which may fluctuate significantly. Based on the current and anticipated composition of our and our subsidiaries’ income, assets, structure and operations and certain factual assumptions, including our market capitalization, there is a substantial risk that we may be considered a PFIC for the taxable year ended December 31, 2022. If we have a substantial balance of cash and cash equivalents which are passive assets for purposes of the PFIC determination, and therefore a decline in our market capitalization may make our classification as a PFIC more likely for the current or future taxable years. Accordingly, there can be no assurance that we will not be a PFIC for any taxable year.

If we are a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. holder. Prospective U.S. holders should consult their tax advisors regarding the potential application of the PFIC rules to them.

A U.S. holder is a beneficial owner of a Class A ordinary share who or that is, for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation (or other entity that is treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States or any state thereof or the District of Columbia;

•an estate whose income is subject to U.S. federal income tax regardless of its source; or
•a trust if (1) a U.S. court can exercise primary supervision over the administration of such trust and one or more United States persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a United States person.

Techniques employed by short sellers may drive down the market price of our Class A ordinary shares.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the public disclosure of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. We may not be able to defend against any such short seller attacks, and may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality.

Risks Related to Our Incorporation in Jersey

Your rights and responsibilities as a shareholder are governed by Jersey law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

We are organized under the laws of the Bailiwick of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the EU. Jersey legislation regarding companies is largely based on English corporate law principles. The rights and responsibilities of the holders of our ordinary shares are governed by our Amended and Restated Memorandum and Articles of Association (as amended, the “Babylon Articles”) and by Jersey law, including the provisions of the Jersey Companies Law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. corporations.

In particular, Jersey law significantly limits the circumstances under which shareholders of companies may bring derivative actions and, in most cases, only the corporation may be the proper claimant or plaintiff for the purposes of maintaining proceedings in respect of any wrongful act committed against it. Neither an individual nor any group of shareholders has any right of action in such circumstances. Jersey law also does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders of a U.S. corporation.

It may be difficult to enforce a U.S. judgment against us or our directors and officers outside the United States, or to assert U.S. securities law claims outside of the United States.

A number of our directors and executive officers are not residents of the United States, and the majority of our assets and the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for investors to effect service of process upon us within the United States or other jurisdictions, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the United States, including Jersey, for liabilities under the securities laws of the United States. The Babylon Articles provide that, unless we consent in writing to the selection of an alternative forum, the Courts of Jersey shall (to the fullest extent permitted by law) be the sole and exclusive forum for derivative shareholder actions, actions for breach of fiduciary duty by our directors and officers, actions arising out of the Jersey Companies Law or actions arising out of or in connection with the Babylon Articles (pursuant to any provisions of Jersey law) or otherwise relating to the constitution or conduct of the company itself (other than any such action of the company that may arise out of a breach of any federal law of the United States or the laws of any U.S. state). The exclusive forum provision would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws from being raised in a U.S. court and would not prevent a U.S. court from asserting jurisdiction over such claims. In addition, unless the company consents in writing to the selection of an alternative forum, U.S. federal district courts shall be the sole and exclusive form for any resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

Although we believe these exclusive forum provisions will benefit us by providing increased consistency in the application of U.S. federal securities laws and the laws of Jersey in the types of lawsuits to which they apply, these provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, shareholders, officers, or others, or may increase the cost of doing so, both of which may discourage lawsuits with respect to such claims. Our shareholders have not been deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provision. Further, in the event a court finds the exclusive forum provisions contained in the Babylon Articles to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Babylon operates a number of key hubs. In the U.K., we are located at 1 Knightsbridge Green, London SW1X 7QA, for which the term of our lease expires in September 2024. This consists of over 63,000 square feet of office space, which includes an approximately 5,000 square foot roof terrace. Babylon GP at Hand also provides clinical services from five leased premises in the U.K.

In the United States, Austin, Texas is the prime hub for which we signed a sublease for a permanent Austin office in 2022, which consists of over 37,000 square feet of office space, with an expiration date of March 31, 2029.

In addition, as a result of the acquisitions of Meritage, FCMG and Higi, we lease premises in Chicago, Illinois, Fresno and Petaluma, California.

We also lease premises in Rwanda, and due to the acquisition of DayToDay, have flexible workspace arrangements in three cities in India.

We believe that our leased properties and flexible workspace arrangements are generally suitable to meet our needs for the foreseeable future.

In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms. At present there are no plans to significantly upgrade any existing premises, other than the build out of our Austin office.

    The majority of property, plant and equipment is made up of healthcare stations found in retail pharmacies and groceries that provide free screenings of blood pressure, weight, pulse and body mass index. These devices were acquired in the acquisition of Higi. The remaining property, plant and equipment is related to computer equipment, fixtures and fittings, and leasehold improvements.
Item 3. Legal Proceedings

We are a party to various lawsuits, claims, regulatory investigations and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A ordinary shares trade on the NYSE under the symbol “BBLN”.

Holders

At March 1, 2023, there were approximately 137 shareholders of record of our 24,860,752 Class A ordinary shares.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date.

Subject to Babylon agreeing with any member that all or any part of the Class A ordinary shares held by such member from time to time shall be subject to provisions set out in a separate agreement, the holders of such Class A ordinary shares are entitled to receive dividends in proportion to the number of Class A ordinary shares held by them. Holders of Class A ordinary shares are entitled, in proportion to the number of Class A ordinary shares held by them, to participate in a return of assets upon a liquidation/winding-up. Holders of deferred shares are not entitled to receive any dividend or distribution declared, nor are they entitled to share in any surplus on a winding up of Babylon.

We may not pay any dividend (whether in cash or assets) unless our directors who are to authorize the dividend have made a statutory solvency statement that, immediately following the date on which the payment is proposed to be made, we are able to discharge its liabilities as they fall due and, having regard to certain prescribed factors including the directors’ intentions regarding the management of Babylon, Babylon is able to continue to carry on business and discharge its liabilities as they fall due for the 12 months immediately following the date on which the payment is proposed to be made (or until Babylon is dissolved on a solvent basis, if earlier).

Dividends may not be debited to the company’s nominal capital account or any capital redemption reserve, but may be debited to a share premium account. Jersey law does not require that a company has positive profit and loss, retained earnings or similar in order for a dividend to be lawfully paid.

The foregoing also applies to certain types of other distributions made by a Jersey company.

Additionally, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, statutory requirements, and other factors that our board of directors may deem relevant.

We do not currently intend to pay any dividends on our Class A ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at December 31, 2022, under which the equity securities of the Company were authorized for issuance:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights ($)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,694,892	1.87	779,131

(1) No equity compensation plans exist that were not approved by security holders
(2) Reflects 368,069 shares of Class A ordinary shares to be issued upon exercise of outstanding options, 702,823 outstanding Restricted Stock Units (“RSUs”) that were issued under the Babylon Holdings Limited 2021 Equity Incentive Plan (“2021 Plan”) and 624,000 outstanding Performance Stock Units (“PSUs”) that were issued under the 2021 Plan.

(3) The weighted average exercise price is calculated based on the weighted average exercise prices of outstanding options and further reduced for the weighted average impact for the lack of exercise prices for PSUs and RSUs.

Performance Graph

The following graph compares the cumulative return on (i) our Class A ordinary shares, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Standard and Poor’s 500 Health Care Sector Index (“S&P 500 Health”) over the period of time covered in the graph. This graph assumes that $100 was invested in our Class A ordinary shares and in each of the S&P 500 and the S&P 500 Health on December 31, 2021 and assumes reinvestment of dividends. The comparisons reflected in the graph are not intended to forecast the future performance of our Class A ordinary shares and may not be indicative of our future performance.

Comparison of 1 Year Cumulative Total Return
$125
$100
$75
$50
$25
$—
12/21
01/22
02/22
03/22
04/22
05/22
06/22
07/22
08/22
09/22
10/22
11/22
12/22
Babylon Holdings Limited
S&P 500 Health Care Sector Index
S&P 500 Index

Item 6. Reserved

Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading digital-first, value-based care company. Founded in 2013, our mission is to make high-quality healthcare accessible and affordable for everyone on Earth. We believe we are poised to reengineer the global healthcare market to better align system-wide incentives and to shift the focus from reactive sick care to preventative healthcare, resulting in better member health, improved member experience and reduced costs. To achieve this goal, we are leveraging our highly scalable, digital-first platform combined with high quality virtual clinical operations and affiliated provider networks to provide an integrated, end-to-end healthcare solution. We combine artificial intelligence and broader technologies with human expertise to deliver modern healthcare.

We monetize our products and services in three primary ways:
•Value-Based Care, or VBC, in which we manage a defined subset or the entire medical costs of a member population and assume financial responsibility for member healthcare services. During the years ended December 31, 2022, 2021, and 2020, 92.5%, 68.2%, and 32.9%, respectively, of our revenue was derived from VBC arrangements.
•Clinical Services, in which our affiliated providers deliver medical consultations, typically on a fee-for-service (“FFS”), or a combination of capitation fee and FFS basis under a risk-based agreement. During the years ended December 31, 2022, 2021, and 2020, 4.9%, 13.1%, and 36.1%, respectively, of our revenue was derived from clinical services.
•Software Licensing, in which we predominantly sell our digital suite of products to partners who may provide care through their own medical networks. During the years ended December 31, 2022, 2021, and 2020, 2.6%, 18.7%, and 31.0%, respectively, of our revenue was derived from software licensing.

As of December 31, 2022, our VBC, software licensing and/or clinical service offerings supported patients in 15 countries. We have scaled our VBC offering rapidly over the last year to become one of the largest VBC networks in the United States, with 261 thousand U.S. VBC members as of December 31, 2022, and we expect to remain focused on U.S. growth. Our company has developed as follows:
•2013: Founded by our Chief Executive Officer, Dr. Ali Parsadoust.
•2014: Became the first digital-first health service provider to be registered with the Care Quality Commission (“CQC”), the healthcare services regulator and inspector in England. In response to primary care doctor shortages in the United Kingdom, Babylon contracted with the NHS to offer a technology platform to improve accessibility to primary care and to doctors, proving out the ability to tackle accessibility with high quality in a very advanced U.K. healthcare market.
•2015: Began providing clinical services through our virtual care platform, offering diagnoses, advice and treatments via medical professionals to patients on a remote basis.
•2016: First expanded outside the United Kingdom, launching in Rwanda. We sought to prove our model in a more challenging environment and partnered with the Bill and Melinda Gates Foundation and the government of Rwanda, a country with limited resources and infrastructure for healthcare.
•2017: Made our technology available for licensing to corporate and institutional clients.
•2018: Launched our agreement with Prudential in Asia, and since then have been rolling out our Symptom Checker and Health Assessment solutions across 11 countries in Asia.
•2019: Launched our partnership with TELUS Health (“TELUS”) in Canada, the Canadian parent holding company of various telecommunication and other subsidiaries. TELUS agreed to use our platform to deliver digital health services across Canada through a joint venture named Babylon Health Canada Limited. We sold Babylon Health Canada Limited to TELUS in January 2021 and entered into a seven-year agreement to license our white-labeled digital platform to TELUS Health, allowing TELUS Health to provide integrated clinical services to members through a TELUS-branded version of the Babylon digital platform.
•2020: Entered the U.S. market with a clinical services network and formed our first end-to-end digital, integrated VBC service, Babylon 360.
•2021: Became a public company in the United States, with our Class A ordinary shares and warrants listed on the NYSE, upon completing a merger (the “Business Combination”) with Alkuri, on October 21, 2021. In addition, we completed a private placement of our Class A ordinary shares to certain investors for an aggregate purchase price of $224 million (the “PIPE Investment”).
•2022: Partnered with Ambetter Health to provide digital-first value-based care services to Commercial Exchange members across 6 U.S. states from January 2023, as well as extending key partnership with Bupa in the U.K. to cover 2.3 million customers.
We have also completed certain investments and acquisitions in recent years that have helped improve our ability to deliver our products in services:

•Fresno Health Care. In October 2020, we acquired certain portions of the Fresno Health Care business of FirstChoice Medical Group (“FCMG”) for $25.7 million. This acquisition was intended to advance the growth of our value-based care services, by transitioning members to digital-first tools that will enable members to access our virtual care network in conjunction with the existing physical access to services.

•Meritage Medical Network. In April 2021, we acquired Meritage for $31.0 million. This acquisition was intended to expand the growth of our value-based care services, by transitioning over 20,000 Medicare Advantage and Commercial Health Maintenance Organization (“HMO”) patients within the Meritage network to digital-first tools that will enable members to access our virtual care network in conjunction with the existing physical access to services. On October 12, 2022, we announced that we intend to sell our IPA Business, including Meritage Medical Network, a network of physicians which provides physical care in California, in order to focus on our core business model through further investment in digital-first contracts. We have initiated the formal process for the sale of the IPA Business.

•Higi. On December 7, 2021, we exercised our option to acquire the remaining 74.7% outstanding equity interest in higi SH Holdings, Inc. (“Higi”) pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated October 29, 2021 (the “Higi Acquisition Agreement”). The closing of this acquisition occurred on December 31, 2021. The exercise price of the option to acquire the remaining Higi equity stake included the payment of $4.6 million in cash and the issuance of 136,480 Class A ordinary shares at the closing, the payment of $5.4 million at the closing to satisfy the principal and interest payable by a subsidiary of Higi pursuant to a promissory note in favor of ALP Partners Limited, an entity owned by our founder and Chief Executive Officer $0.3 million in cash and issuance of up to 19,631 additional Class A ordinary shares after the expiration of a 15-month indemnification holdback period, and the issuance of 79,200 restricted stock units for Higi continuing employees and consultants in respect of Class A ordinary shares, of which 49,502 were vested at closing. Higi provides digital healthcare services via a network of Smart Health Stations located in the United States, and makes health kiosks found in retail pharmacies and grocery stores that provide free screenings of blood pressure, weight, pulse and body mass index.

We have experienced rapid revenue growth as we have recently expanded our VBC offerings. Our Total revenue for the years ended December 31, 2022, 2021, and 2020 was $1,109.7 million, $320.8 million, and $79.3 million, our Claims expense was $1,017.0 million, $219.6 million, and $25.1 million, our Clinical care delivery expense was $80.6 million, $69.8 million, and $42.1 million, our Platform & application expenses were $29.9 million, $32.7 million, and $32.2 million, our Research & development expenses were $79.2 million, $68.5 million, and $80.5 million, our Sales, general & administrative expenses were $227.9 million, $187.2 million, and $90.7 million, our Premium deficiency reserve income / (expense) was $31.3 million, $46.5 million and $5.6 million, our Impairment expense was $64.1 million, zero, and zero, our Depreciation and amortization expenses were $12.1 million, $9.2 million and $4.0 million, and our Loss from Operations was $369.8 million, $312.7 million, and $201.0 million, respectively.

Our Net loss was $221.4 million, $83.4 million, and $213.0 million, our EBITDA was $(177.8) million, $(63.0) million, and $(201.0) million, and our Adjusted EBITDA was $(274.5) million, $(212.2) million, and $(183.0) million for the years ended December 31, 2022, 2021, and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. For a description of how we calculate EBITDA and Adjusted EBITDA, a reconciliation to the most directly comparable U.S. GAAP measure, and the limitations of these non-GAAP financial measures, see “—Key Business and Financial Metrics—Non-GAAP Measures.”

Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 around the world (the “Pandemic”) has altered the behavior of businesses and people, with significant negative effects on national, state and local economies, the duration of which remains unknown at this time. Many state governors issued executive orders permitting physicians and other healthcare professionals licensed in other states to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure or registration process. In addition, changes were made to the Medicare and Medicaid programs (through legislative changes, and the exercise of regulatory discretion and authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period.

It is not currently possible to predict the ultimate financial impact of COVID-19 on our business, results of operations and financial condition. Key factors will include the extent to which changes in the behavior of people during the Pandemic result in a permanent change in their behavior, a longer-term reversion back to pre-Pandemic behaviors or a significant immediate reversion in behaviors as the impacts of the Pandemic become more manageable because of global vaccination programs.

Merger Agreement

In June 2021, we entered into a Merger Agreement, by and among Alkuri, Babylon and certain other parties which, among other things, provided for the Business Combination, in which our merger subsidiary merged with and into Alkuri, with Alkuri surviving as a wholly-owned subsidiary of Babylon. Following the consummation of the Business Combination, our Class A ordinary shares have been traded on the NYSE, and we have been developing the functions and resources necessary to operate as a public company, including employee-related costs and equity compensation, which has resulted in increased operating expenses when compared to our time as a private company and may continue to increase.

Key Business and Financial Metrics

We review a number of operating and financial metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations are discussed in “Item 1. Business.”

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Revenue:
Value-based care	1,026,251	218,758	26,038
Clinical services	54,480	42,017	28,631
Software licensing revenue	28,938	60,052	24,603
Total revenue	1,109,669	320,827	79,272
Claims expense	(1,017,003)	(219,625)	(25,120)
Clinical care delivery expense	(80,624)	(69,831)	(42,134)
Platform & application expenses	(29,897)	(32,723)	(32,209)
Research & development expenses	(79,155)	(68,473)	(80,538)
Sales, general & administrative expenses	(227,937)	(187,172)	(90,687)
Premium deficiency reserve income / (expense)	31,311	(46,533)	(5,639)
Impairment expense	(64,066)	—	—
Depreciation and amortization expenses	(12,050)	(9,185)	(3,955)
Loss from operations	(369,752)	(312,715)	(201,010)
EBITDA	(177,770)	(62,974)	(201,015)
Adjusted EBITDA	(274,499)	(212,150)	(182,983)
The breakout of U.S. VBC Members by health insurance program type, and information about the number of Global managed care members, is shown below:

	For the Year Ended December 31,
	2022	2021	2020
Medicaid	79%	84%	88%
Medicare	15%	7%	12%
Commercial	6%	9%	—
Total U.S. VBC Members(1)	261,000	167,000	66,000

(1) Rounded to the nearest thousands.

Our key business and financial metrics are explained in detail below.

Revenues
Revenue is derived from capitation revenue under our VBC contracts with U.S. health plans and healthcare providers, clinical service revenue from the provision of clinical services, and software licensing revenue from technology licensing agreements for the use of our digital healthcare platform.

Value-Based Care Revenue. Value-based care revenue consists primarily of capitation revenue for the delivery of VBC services under VBC contracts with U.S. health plans and healthcare providers. Under VBC contracts, we manage the healthcare needs of our members in a centralized manner, where we negotiate a per-member-per-month (“PMPM”) or capitation allocation, often based on a percentage of the payer’s premium or Medical Loss Ratio (“MLR”) with the payer. We assume financial responsibility for member healthcare services, which means that, throughout the measurement period, the total actual medical costs are compared to the capitation allocation. At the end of the measurement period, we will either receive all or part of any savings, as compared to the capitation allocation or will be responsible for all or part of excess costs above the capitation allocation. Capitation revenue under VBC contracts is not dependent upon the volume of specific care services provided, nor the utilization of our digital healthcare platform.

A small portion of the capitation revenue received under VBC contracts is variable, as the contracts contain provisions for performance-based incentives, performance guarantees and risk shares where amounts received are dependent upon factors such as contractual terms, quality metrics, member-specific attributes, and healthcare service costs. Capitation revenue is estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Such uncertainties may only be resolved several months after the end of the reporting period because of the availability of sufficient reliable data relating to factors such as quality metrics, member specific attributes and healthcare service costs. Subsequent changes in capitation fees and the amount of capitation revenue to be recognized by us are reflected in subsequent periods. The amount of variable capitation revenue recognized is expected to increase as the number of members we provide VBC services to increases.

Value-based care revenue is recognized gross when it is assessed that the performance obligation relates to the whole of the patient journey with the Group responsible for arranging, providing and controlling the value-based care services provided to the attributed members. This is a significant judgement when assessing the performance obligation. For the year ended December 31, 2022, revenue related to value-based care arrangements totaling $1,026.3 million (2021: $218.8 million, 2020: $26.0 million) was recognized gross.

Clinical Services Revenue. Clinical services revenue is represented by our provision of clinical services to business and private users. Clinical service fees are FFS fees or a combination of FFS and capitation fees, including PMPM subscription fees for the provision of virtual consultations. PMPM subscription fees give members access to our clinical services over the contractual period as set forth in the arrangement. FFS revenue is based on contracted rates determined in agreed-upon compensation schedules.

Software Licensing Revenue. Software licensing revenue relates to a business customer obtaining a right to use and/or access our digital services. Where we have determined that the customer obtains a right to access our artificial intelligence (“AI”) services, we recognize revenue on a straight-line basis over the contractual term beginning when the customer has access to the service. Where we identify that the customer obtains a right to use license, we recognize revenue from the license upfront at the point in time at which the license is granted and the software is made available to the customer. In these licensing arrangements, we primarily provide digital services to corporate entities, and these corporate entities are considered our customers since the contract is for services that represent our ordinary business.

Use of Estimates in Software Licensing Revenue. Certain of the Group’s contracts with customers include promises to transfer multiple services to a customer. The Group assesses the promises in a contract and identifies distinct or bundled performance obligations in the contract. If multiple performance obligations are identified in the contract the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Group recognizes revenue as or when the performance obligations under the contract are satisfied. For certain contracts, significant judgments are made by management to determine (i) the appropriate costs of providing the product or service and (ii) the selection of market data which underlines our estimate for the stand-alone selling price of each distinct performance obligation that applies the expected cost plus margin approach.

Claims Expense
Claims expense includes the costs of healthcare services rendered by third parties on behalf of patients that the Company is contractually obligated to pay, which includes estimates for medical expenses incurred but not yet reported (“IBNR”) using actuarial processes that are applied on a systematic and consistent basis. This process includes the development of estimates described below. Claims expense also includes other external costs incurred in the delivery of healthcare services including insurance premiums and recoveries.

Use of Estimates in Claims Expense. Claims expense includes estimates of our obligations for medical care services that have been rendered on behalf of our members, but for which claims have either not yet been received or processed. We utilize both internal and independent actuaries to develop estimates for IBNR using actuarial processes that are applied on a systematic and consistent basis. These estimates use actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors, such as historical data for payment patterns, membership risk profile and demographics, geographical location of members, seasonal variances, membership volume, utilization patterns, as well as other medical cost trends.

Each period, we re-examine previously established Claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the Claims payable estimates recorded in prior periods develop, we adjust the amount of the estimates and include the changes in estimates in claims expenses in the period in which the change is identified.

Actuarial Standards of Practice generally require that the medical claims liability estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. In many situations, the claims amount ultimately settled will be different than the estimate that satisfies the Actuarial Standards of Practice. We include in our IBNR an estimate for medical claims liability under moderately adverse conditions, which represents the risk of adverse deviation of the estimates in its actuarial method of reserving.

We believe that Claims payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.

Clinical Care Delivery Expense
Clinical care delivery expense includes the internal costs that we incur in the provision of healthcare services to patients, which is substantially composed of employee-related expenses such as salaries and wages for Babylon healthcare professionals. Other costs within Clinical care delivery expense include operating costs incurred for the delivery of healthcare services to patients, such as occupancy, medical supplies, and other support-related costs.

Platform & Application Expenses
Platform & application expenses are costs of revenue related to our digital healthcare platform. These costs primarily include employee-related salaries, benefits, stock-based compensation, as well as contractor and consultant expenses, for individuals that are engaged in providing professional services related to support and maintenance of the digital healthcare platform, as well as third-party application costs, hosting services and other direct costs. We expect our Platform & application expenses to increase commensurate with increased maintenance attributable to new contracts and continuing development of our technology platform offset by reductions as a result of the cost-reduction actions initiated in the third and fourth quarter of 2022.

Research & Development Expenses

Research & development expenses primarily include employee-related salaries, benefits, stock-based compensation, as well as contractor and consultant expenses for individuals that are engaged in performing activities to develop and enhance our digital healthcare platform as well as third-party application costs, hosting services and other indirect costs. It includes research costs and development costs that do not meet the criteria for capitalization and are expensed as incurred. We expect our Research & development expenses to continue to decline due to the cost-reduction actions initiated in the third and fourth quarter of 2022.

Sales, General & Administrative Expenses
Sales, general & administrative expenses include employee-related expenses, contractors and consultants’ expense, stock-based compensation, property and facility related expenses, directors and officers insurance, IT and hosting, marketing, training and recruiting expenses. Enterprise IT and hosting costs are primarily software subscriptions, and domain and hosting costs. We expect our Sales, general & administrative expenses to decrease as a result of execution of our publicly announced cost-reduction actions initiated in the third and fourth quarter of 2022. Our Sales, general & administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the nature and timing of expenses, as well as increases in Sales, general & administrative expenses that we have incurred to operate as a public company. However, we expect Sales, general & administrative expenses to decline as a percentage of revenue over time through leverage of costs that are scalable relative to increases in revenue.

Premium Deficiency Reserve Income / (Expense)
Premium deficiency reserve is a liability balance based on actuarial estimates for anticipated losses on value-based-care contracts reassessed by management when it becomes probable that future losses will be incurred. The reserve balance is the sum of expected future costs, claims adjustment expenses, and maintenance costs that exceed future premiums under contracts excluding consideration from investment income. Losses or gains from these reassessments are recorded in the period in which such losses were identified and reflected within the Consolidated Statement of Operations and Other Comprehensive Loss. Premium deficiency reserves are amortized over the period in which loses are expected to be incurred and expected to have an offsetting impact on operating losses in that period.

Use of Estimates in Premium Deficiency Reserves. Our Premium deficiency reserve income/expenses may fluctuate from period to period as a percentage of total revenue and value-based care revenue. This is due to the significant uncertainty and varying nature of key inputs into the measurement of the reserves, driving the income or expense in the period. These key inputs include the contractual rates within value-based care contracts, forecasted benefit and member population changes, contractual periods, risk adjustments and claims costs forecasts associated with our member populations and allocation of operating costs to these contracts.

Impairment Expense
As a result of our Higi and IPA reporting units meeting held for sale criteria in the fourth quarter of 2022, we are required to measure these reporting units at the lower of their carrying values or fair values less costs to sell. Management made certain judgements when assessing if this sale qualified for the presentation and disclosure requirements of a discontinued operation as defined under ASC 205, Presentation of Financial Statements, and concluded that the sale is not a strategic shift and therefore is not considered a discontinued operation. We estimated the fair value less costs to sell of the Higi reporting unit as of December 31, 2022 by revising our estimated future cash flows and business volumes used in our interim impairment test, including revenues and margin to reflect our best estimates at this time. We also updated certain significant inputs into the valuation model, including the discount rate which increased by 1% and lowering our terminal growth rate by 1%. Both of which reflecting, in part, higher market rates of interest and market volatility. Further, we decreased projected revenue by approximately 10% to 15% due to lower results of operations for the Higi reporting unit when compared to our prior estimates. Our updates to our discount rate and estimated future cash flows each had a significant impact to the estimated fair value of our Higi reporting unit. This required us to recognize an impairment charge for Higi’s assets classified as held for sale of $35.0 million in the fourth quarter of 2022. This impairment charge primarily consisted of a $20.6 million impairment charge to the Higi reporting unit’s Goodwill along with a $14.3 million impairment valuation allowance against other assets held for sale. This valuation allowance used against the Higi reporting unit classified as held for sale is subject to subsequent adjustments for changes in its fair value less cost to sell, as a result in changes to the underlying significant assumptions and estimates, but will never exceed the cumulative losses previously recognized. No impairment charge was determined for the IPA reporting unit as part of this annual impairment test or held for sale classification. Refer to Note 10 in our consolidated financial statements for disclosure of the sensitivities of the underlying significant estimates and assumptions used for the IPA Business impairment analyses.

Prior to this classification of Higi and IPA reporting units as held for sale, we identified a triggering event for the decrease in our publicly quoted share price and market capitalization as of June 30, 2022. As a result of identification of a triggering event, we estimated the fair value of the Higi reporting unit at June 30, 2022 using a discounted cash flow projection, a form of the income approach. As part of the interim impairment test, we reduced our estimated future cash flows and business volumes used in the purchase price allocation at the time of acquisition, including revenues, margin, and capital expenditures to reflect our best estimates at this time. We also updated certain significant inputs into the valuation model, including the discount rate which increased reflecting, in part, higher market rates of interest and market volatility. Our updates to our discount rate and estimated future cash flows each had a significant impact to the estimated fair value of our Higi reporting unit. As a result of this analysis, we identified an impairment charge of $24.8 million for the Higi reporting unit, primarily allocated between Goodwill for $14.3 million, Other intangible assets for $4.3 million and Property plant and equipment for $6.3 million. No impairment charge was determined for the IPA reporting unit. Refer to Note 10 in our consolidated financial statements for disclosure of the sensitivities of the underlying significant estimates and assumptions used for the IPA Business impairment analyses.

Separately from the impairment expense associated with the Higi reporting unit, we also impaired right-of-use assets in the amount of $4.2 million associated with certain operating leases as a result of our cost-reduction actions initiated in the third and fourth quarter of 2022.

Use of Estimates in Impairment Expense. In the event there are future adverse changes in our estimated future cash flows and/or changes in key assumptions, including but not limited to discount rate increases, lower revenue growth, lower margin, higher sales and marketing expenses, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill, or impairment charges to other intangibles, and/or long-lived assets. Such non-cash charges would likely have a material adverse effect on our consolidated financial statements during the reporting period of the charge.

Depreciation & Amortization Expenses
Depreciation & amortization include depreciation of property, fixtures and fittings and amortization of acquired intangible assets. We expect our Depreciation & amortization expenses to decrease as a result of the intent to sell the IPA and Higi businesses.

Critical Accounting Judgements, Estimates and Assumptions
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements and supplemental data included in this Annual Report which have been prepared in conformity with U.S. GAAP. The preparation of our consolidated financial statements included elsewhere in this Annual Report, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates and judgments, including those considered to involve a significant level of estimation uncertainty and reasonably likely to have a material impact on the consolidated financial statements of the Company. Estimates meeting this definition include our impairment analyses over the carrying value of long-lived assets (including goodwill and intangible assets), certain assumptions for revenue recognition, the accounting for premium deficiency reserves, IBNR within claims expense and the accounting for business combinations (collectively referred to as our “critical accounting estimates”). We base our estimates on a combination of factors including historical and anticipated results and trends, and on various other assumptions that we believe are reasonable under the circumstances, including assumptions with regards to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and balance sheets.

For discussion of all significant accounting policies, judgements, estimates and assumptions, see Note 2. Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report. For details of our critical accounting estimates, refer to the —Use of Estimates” sub-section within “ to “—Impairment Expense”, “—Premium Deficiency Reserve Income / (Expense)”, “—Claims Expense”, and “—Revenues” above for details. While no business combinations occurred during the year ended December 31, 2022, critical accounting estimates existed for business combinations completed during the year ended December 31, 2021, and are as follows:

Use of Estimates in 2021 Business Combinations. We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Acquisition consideration typically includes cash payments and equity issued as consideration. In acquisitions where no consideration is transferred, goodwill is measured based on the fair value of the acquiree. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets. The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management. We allocate any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives. The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business. Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.

Non-GAAP Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, net interest income (expense), and income taxes. We define EBITDA as profit (loss) for the financial year, adjusted for depreciation, amortization, net interest (income) expense, and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based compensation, foreign exchange gains or losses, restructuring and other termination benefits, loss on settlement of warrants, (gains) losses on fair value remeasurement, premium deficiency reserve (income) expenses and gains (losses) on sale of subsidiaries. We define Medical Loss Ratio as the absolute value of claims expense divided by Value-based care revenue. We define Medical Loss Ratio as the absolute value of claims expense divided by Value-based care revenue. We define Medical Margin as one minus the Medical Loss Ratio. We define Cost of Care Delivery Margin as one minus the absolute value of claims expense and clinical care delivery expense divided by total revenue. Medical Loss Ratio, Medical Margins and Cost of Care Delivery Margins are derived from amounts presented in the Consolidated Statement of Operations and Other Comprehensive Loss and the associated Notes to the Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margin (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margin have certain limitations, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. We caution investors that amounts presented in accordance with our definitions of any of the Non-GAAP Measures may not be comparable to similar measures disclosed by other issuers, because some issuers calculate certain of the Non-GAAP Measures differently or not at all, limiting their usefulness as direct comparative measures.

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures
The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margins for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Net loss	(221,449)	(83,438)	(213,028)
Adjustments to EBITDA:
Depreciation and amortization expenses	12,050	9,185	3,955
Interest expense and income	31,695	12,722	3,419
Tax (benefit) / provision	(66)	(1,443)	4,639
EBITDA	(177,770)	(62,974)	(201,015)
Adjustments to Adjusted EBITDA:
Impairment expense	59,819	—	—
Stock-based compensation	34,556	48,186	9,557
Exchange loss / (gain)	10,420	(783)	2,836
Restructuring and other termination benefits	20,139	—	—
Loss on settlement of warrants	2,397	—	—
Gain on fair value remeasurement	(192,749)	(239,195)	—
Premium deficiency reserve (income) / expense	(31,311)	46,533	5,639
(Gain) on sale of subsidiary	—	(3,917)	—
Adjusted EBITDA	(274,499)	(212,150)	(182,983)

Total revenue	1,109,669	320,827	79,272
Value-based-care revenue	1,026,251	218,758	26,038
Claims expense	(1,017,003)	(219,625)	(25,120)
Clinical care delivery expense	(80,624)	(69,831)	(42,134)

Net loss Margin	(20.0)%	(26.0)%	(268.7)%
Adjusted EBITDA Margin	(24.7)%	(66.1)%	(230.8)%
Medical Loss Ratio	99.1%	100.4%	96.5%
Medical Margin	0.9%	(0.4)%	3.5%
Cost of care delivery margin	1.1%	9.8%	15.2%

Results of Operations - Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The results of operations presented below should be reviewed in conjunction with “Item 8. Financial Statements and Supplementary Data”. The following table presents data derived from our audited Consolidated Statement of Operations and Other Comprehensive Loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Revenue:
Value-based care	1,026,251	218,758	807,493	369.1%
Clinical services	54,480	42,017	12,463	29.7%
Software licensing revenue	28,938	60,052	(31,114)	(51.8)%
Total revenue	1,109,669	320,827	788,842	245.9%
Claims expense	(1,017,003)	(219,625)	(797,378)	363.1%
Clinical care delivery expense	(80,624)	(69,831)	(10,793)	15.5%
Platform & application expenses	(29,897)	(32,723)	2,826	(8.6)%
Research & development expenses	(79,155)	(68,473)	(10,682)	15.6%
Sales, general & administrative expenses	(227,937)	(187,172)	(40,765)	21.8%
Premium deficiency reserve income / (expense)	31,311	(46,533)	77,844	(167.3)%
Impairment expense	(64,066)	—	(64,066)	NM
Depreciation and amortization expenses	(12,050)	(9,185)	(2,865)	31.2%
Loss from operations	(369,752)	(312,715)	(57,037)	18.2%
Interest expense	(32,736)	(13,047)	(19,689)	150.9%
Interest income	1,041	325	716	220.3%
Gain on fair value remeasurement	192,749	239,195	(46,446)	(19.4)%
Loss on settlement of warrants	(2,397)	—	(2,397)	NM
Exchange (loss) / gain	(10,420)	783	(11,203)	(1,430.8)%
Gain on sale of subsidiary	—	3,917	(3,917)	(100.0)%
Share of net loss on equity method investments	—	(3,339)	3,339	(100.0)%
Net loss from operations before income taxes	(221,515)	(84,881)	(136,634)	161.0%
Tax benefit / (provision)	66	1,443	(1,377)	(95.4)%
Net loss	(221,449)	(83,438)	(138,011)	165.4%

NM = not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Year Ended December 31,
	2022	2021

Revenue:
Value-based care	92.5%	68.2%
Clinical services	4.9%	13.1%
Software licensing revenue	2.6%	18.7%
Total revenue	100.0%	100.0%
Claims expense	(91.6)%	(68.5)%
Clinical care delivery expense	(7.3)%	(21.8)%
Platform & application expenses	(2.7)%	(10.2)%
Research & development expenses	(7.1)%	(21.3)%
Sales, general & administrative expenses	(20.5)%	(58.3)%
Premium deficiency reserve income / (expense)	2.8%	(14.5)%
Impairment expense	(5.8)%	—%
Depreciation and amortization expenses	(1.1)%	(2.9)%
Loss from operations	(33.3)%	(97.5)%
Interest expense	(3.0)%	(4.1)%
Interest income	0.1%	0.1%
Gain on fair value remeasurement	17.4%	74.6%
Loss on settlement of warrants	(0.2)%	—%
Exchange (loss) / gain	(0.9)%	0.2%
Gain on sale of subsidiary	—%	1.2%
Share of net loss on equity method investments	—%	(1.0)%
Net loss from operations before income taxes	(20.0)%	(26.5)%
Tax benefit / (provision)	—%	0.4%
Net loss	(20.0)%	(26.0)%

Revenues

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Revenue:
Value-based care	1,026,251	218,758	807,493	369.1%
Clinical services	54,480	42,017	12,463	29.7%
Software licensing	28,938	60,052	(31,114)	(51.8)%
Total revenue	1,109,669	320,827	788,842	245.9%

Total revenue increased by $788.8 million from $320.8 million for the year ended December 31, 2021 to $1,109.7 million for the year ended December 31, 2022, largely due to the expansion of the Value-based care revenue stream in the United States, including the full year contribution of revenues from the acquisition of Meritage Medical Network and new VBC contracts.

Total Value-based care revenue increased by $807.5 million from $218.8 million for the year ended December 31, 2021 to $1,026.3 million for the year ended December 31, 2022. The increase in revenue from Value-based care of $807.5 million is attributable to the expansion of our related product offerings in the United States, of which $624.1 million of the increase in VBC revenue relates to new VBC contracts with various health plans between December 31, 2021 and December 31, 2022, which increased the number of U.S. VBC Members from approximately 167 thousand as of December 31, 2021 to approximately 261 thousand as of December 31, 2022. The excess increase in VBC revenue is primarily attributable to the recognition of a full year of revenue for those contracts entered into during the year ended December 31, 2021.

Total Clinical services revenue increased by $12.5 million from $42.0 million for the year ended December 31, 2021 to $54.5 million for year ended December 31, 2022. The increase in Clinical services revenue is primarily attributable to increased virtual consultations on our digital healthcare platform following the expansion of our digital healthcare platform in the United States throughout 2021 and continuing into 2022.

Total Software licensing revenue decreased by $31.1 million from $60.1 million for the year ended December 31, 2021 to $28.9 million for the year ended December 31, 2022. The decrease in revenue from Software licensing of $31.1 million is primarily attributable to upfront revenue recognized in connection with the TELUS license of $28.4 million in the first quarter of 2021.

Claims Expense

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Claims expense	(1,017,003)	(219,625)	(797,378)	363.1%

Claims expense increased by $797.4 million from $219.6 million for the year ended December 31, 2021 to $1,017.0 million for the year ended December 31, 2022. Claims expense as a percentage of VBC revenues was 99.1% in 2022 and 100.4% in 2021. The increase in Claims expense is primarily attributable to the expansion of our VBC product offerings in the United States, which largely contributed to the increase in U.S. VBC Members from approximately 167 thousand as of December 31, 2021 to approximately 261 thousand as of December 31, 2022. The decrease in Claims expense as a percentage of VBC revenue was largely attributable to increased engagement with our U.S. VBC Members and the impacts of new VBC contracts.

Clinical Care Delivery Expense

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Clinical care delivery expense	(80,624)	(69,831)	(10,793)	15.5%

Clinical care delivery expense increased by $10.8 million from $69.8 million for the year ended December 31, 2021 to $80.6 million for the year ended December 31, 2022. Clinical care delivery expense as a percentage of revenues was 7.3% in 2022 and 21.8% in 2021. The increase in Clinical care delivery expense is primarily attributable to an increase in wages and salaries of $12.3 million attributable to the expansion of our VBC product offerings in new geographic areas and additional healthcare providers to support the increased U.S. VBC Members. The increase in wages and salaries was slightly offset by a $2.5 million decrease in clinical contractors expense in an effort to provide more cost-effective clinical support services. The decrease in Clinical care delivery expense as a percentage of revenue is due to leverage from the scale of our operations through our digital healthcare platform as we add new U.S. VBC Members. Stock-based compensation expense of $1.0 million has been included in Clinical care delivery expense for the year ended December 31, 2022.

Platform & Application Expenses

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Platform & application expenses	(29,897)	(32,723)	2,826	(8.6)%

Platform & application expenses decreased by $2.8 million from $32.7 million for the year ended December 31, 2021 to $29.9 million for the year ended December 31, 2022. The decrease in Platform & application expenses is primarily attributable to a $7.7 million decrease in wages and salaries due to the combination of our cost-reduction actions initiated in the third and fourth quarters of 2022 and the redeployment of certain Platform & application employees to Research & development departments initiated in the second quarter of 2022. These costs were offset by a $3.3 million increase in platform costs incurred for the maintenance of our digital healthcare platform for the year ended December 31, 2022.

Stock-based compensation expense of $1.6 million has been included in Platform & application expense for the year ended December 31, 2022.

Research & Development Expenses

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Research & development expenses	(79,155)	(68,473)	(10,682)	15.6%

Research & development expenses increased by $10.7 million from $68.5 million for the year ended December 31, 2021 to $79.2 million for the year ended December 31, 2022. The increase in Research & development expenses is primarily attributable to a $4.7 million increase and $5.5 million increase in employee benefit expenses and IT and hosting costs, respectively. These increases are a result of the redeployment of certain Platform & application employees to Research & development departments initiated in the second quarter of 2022 and further expansion of the functionality of our digital healthcare platform. Stock-based compensation expense of $11.5 million has been included in Research & development expense for the year ended December 31, 2022.

Sales, General & Administrative Expenses

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Sales, general & administrative expenses	(227,937)	(187,172)	(40,765)	21.8%

Sales, general & administrative expenses increased by $40.8 million from $187.2 million for the year ended December 31, 2021 to $227.9 million for the year ended December 31, 2022. The increase in Sales, general & administrative expenses is primarily attributable to a $21.8 million increase in employee benefits expense. The increase of employee benefits expense is primarily due to a $11.1 million increase for severance and termination costs associated with our cost-reduction actions initiated in the third and fourth quarter of 2022. Separately, there is a $6.8 million increase in property related expenses related to incremental leases entered into during the year ended December 31, 2022. In addition, there was a $11.2 million increase in insurance related costs as a result of operating as a public company for a full year and an increase in insurance premiums due to the expansion of our related product offerings in the United States. Furthermore, a $4.8 million increase in compensation-related contract termination costs payable to a previous senior, non-Director, employee was incurred during the year ended December 31, 2022. Stock-based compensation expense of $20.5 million has been included in Research & development expense for the year ended December 31, 2022.

Premium Deficiency Reserve Income / (Expense)

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Premium deficiency reserve income / (expense)	31,311	(46,533)	77,844	(167.3)%

Premium deficiency reserve income / (expense) decreased by $77.8 million from a $46.5 million expense during the year ended December 31, 2021 to $31.3 million in income for the year ended December 31, 2022. The change in Premium deficiency reserve income / (expense) is a result of the change in premium deficiency reserve liability balances to $20.9 million, including the $14.7 million liability balance classified as held for sale, as of December 31, 2022, from $52.2 million of current and non current liabilities as of December 31, 2021. The change in the liability balances are primarily due to $73.6 million of income from improved profitability of existing contracts estimated for future periods and $4.8 million of income from the removal of estimated losses for contracts we exited due to their lack of profitability.

Impairment Expense

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Impairment expense	(64,066)	—	(64,066)	NM

Impairment expense increased by $64.1 million from no impairment expense during the year ended December 31, 2021 to $64.1 million for the year ended December 31, 2022. The increase in impairment expense is due to our interim test of impairment and as a result of our Higi reporting unit being classified as held for sale, indications that the useful lives of Higi’s assets were shorter than initially anticipated. Refer to Note 10 and 5 to the consolidated financial statements included in this Annual Report for more details.

Depreciation and Amortization Expenses

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(12,050)	(9,185)	(2,865)	31.2%

Depreciation and amortization expenses increased by $2.9 million from $9.2 million for the year ended December 31, 2021 to $12.1 million for the year ended December 31, 2022. The decrease in Depreciation and amortization expense is primarily due to impairment of Other intangible assets and Property, Plant and Equipment described in “Key Business and Financial Metrics - Impairment Expense”.

Interest Expense

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Interest expense	(32,736)	(13,047)	(19,689)	150.9%

Interest expenses increased by $19.7 million during the year ended December 31, 2021, from $13.0 million for the year ended December 31, 2021 to $32.7 million for the year ended December 31, 2022. The increase in interest expenses is primarily due to the increase in Loans and borrowings from December 31, 2021 to December 31, 2022.

Gain / (Loss) on Fair Value Remeasurement

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Gain on fair value remeasurement	192,749	239,195	(46,446)	(19.4)%

Gain / (loss) on fair value remeasurement resulted in an expense of $192.7 million during the year ended December 31, 2022, and $239.2 million in the year ended December 31, 2021. This included Gain / (loss) on warrant liabilities resulted in income of $18.2 million during the year ended December 31, 2022, and an income of $27.8 million in the year ended December 31, 2021 and Gain / (loss) on Earnout liabilities resulted in income of $174.3 million during the year ended December 31, 2022, and an income of $206.7 million in the year ended December 31, 2021. This non-cash gain is a result of our publicly quoted share price being the primary driver for the change of these liability balances from December 31, 2021 to December 31, 2022. Accordingly, as our share price has decreased from December 31, 2021 to December 31, 2022, Earnout liabilities reduced and this corresponding gain was recognized for the year ended December 31, 2022.

Loss on Settlement of Warrants

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Loss on settlement of warrants	(2,397)	—	(2,397)	NM

Loss on settlement of warrants of $2.4 million was recognized during the year ended December 31, 2022, and is primarily related to the settlement of our public and private placement warrants in exchange for the issuance of Class A ordinary shares occurring in the second and third quarters of 2022, resulting in the delisting of the warrants under the ticker BBLN.W from the NYSE.

Exchange (Loss) / Gain

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Exchange gain / (loss)	(10,420)	783	(11,203)	(1430.8)%

Exchange loss increased by $11.2 million from a gain of $0.8 million for the year ended December 31, 2021 to a loss of $10.4 million for the year ended December 31, 2022. The key driver of the reduction in the exchange (loss) / gain was the strengthening of the U.S. Dollar to Pound Sterling.

Gain on Sale of Subsidiary

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Gain on sale of subsidiary	—	3,917	(3,917)	(100.0)%

Gain on sale of subsidiary decreased by $3.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The activity in the prior period is related to the sale of Babylon Health Canada Limited to TELUS as discussed in Note 5 to the consolidated financial statements included in this Annual Report.

Tax Benefit / (Provision)

	Year Ended December 31,		Variance
	2022	2021	$	%
	$’000	$’000	$’000
Tax benefit / (provision)	66	1,443	(1,377)	(95.4)%

Tax benefit for the year decreased by $1.4 million from a Tax benefit of $1.4 million for the year ended December 31, 2021 to a Tax benefit of $0.1 million for the year ended December 31, 2022. The decrease in Tax benefit for the year ended December 31, 2022 is primarily a result of the primarily related to the post-acquisition movement of deferred income taxes recognized in purchase accounting related to acquisitions that closed during the year ended December 31, 2021 that did not occur during the year ended December 31, 2022

Results of Operations - Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The results of operations presented below should be reviewed in conjunction with “Item 8. Financial Statements and Supplementary Data.” The following table presents data derived from our audited Consolidated Statement of Operations and Other Comprehensive Loss for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Revenue:
Value-based care	218,758	26,038	192,720	740.1%
Clinical services	42,017	28,631	13,386	46.8%
Software licensing revenue	60,052	24,603	35,449	144.1%
Total revenue	320,827	79,272	241,555	304.7%
Claims expense	(219,625)	(25,120)	(194,505)	774.3%
Clinical care delivery expense	(69,831)	(42,134)	(27,697)	65.7%
Platform & application expenses	(32,723)	(32,209)	(514)	1.6%
Research & development expenses	(68,473)	(80,538)	12,065	(15.0)%
Sales, general & administrative expenses	(187,172)	(90,687)	(96,485)	106.4%
Premium deficiency reserve expense	(46,533)	(5,639)	(40,894)	725.2%
Depreciation and amortization expenses	(9,185)	(3,955)	(5,230)	132.2%
Loss from operations	(312,715)	(201,010)	(111,705)	55.6%
Interest expense	(13,047)	(4,029)	(9,018)	223.8%
Interest income	325	610	(285)	(46.7)%
Gain on fair value remeasurement	239,195	—	239,195	NM
Exchange gain / (loss)	783	(2,836)	3,619	(127.6)%
Gain on sale of subsidiary	3,917	—	3,917	NM
Share of net loss on equity method investments	(3,339)	(1,124)	(2,215)	197.1%
Net loss from operations before income taxes	(84,881)	(208,389)	123,508	(59.3)%
Tax benefit / (provision)	1,443	(4,639)	6,082	(131.1)%
Net loss	(83,438)	(213,028)	129,590	(60.8)%

NM = not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Year Ended December 31,
	2021	2020

Revenue:
Value-based care	68.2%	32.9%
Clinical services	13.1%	36.1%
Software licensing revenue	18.7%	31.0%
Total revenue	100.0%	100.0%
Clinical care delivery expense	(21.8)%	(53.2)%
Claims expense	(68.5)%	(31.7)%
Platform & application expenses	(10.2)%	(40.6)%
Research & development expenses	(21.3)%	(101.6)%
Sales, general & administrative expenses	(58.3)%	(114.4)%
Premium deficiency reserve expense	(14.5)%	(7.1)%
Depreciation and amortization expenses	(2.9)%	(5.0)%
Loss from operations	(97.5)%	(253.6)%
Interest expense	(4.1)%	(5.1)%
Interest income	0.1%	0.8%
Gain on fair value remeasurement	74.6%	—%
Exchange gain / (loss)	0.2%	(3.6)%
Gain on sale of subsidiary	1.2%	—%
Share of net loss on equity method investments	(1.0)%	(1.4)%
Net loss from operations before income taxes	(26.5)%	(262.9)%
Tax benefit / (provision)	0.4%	(5.9)%
Net loss	(26.0)%	(268.7)%

Revenues

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Revenue:
Value-based care	218,758	26,038	192,720	740.1%
Clinical services	42,017	28,631	13,386	46.8%
Software licensing	60,052	24,603	35,449	144.1%
Total revenue	320,827	79,272	241,555	304.7%

Total revenues increased by $241.6 million from $79.3 million for the year ended December 31, 2020 to $320.8 million for the year ended December 31, 2021 largely due to the expansion of the value-based care revenue stream in the United States, including the full year contribution of revenues from the acquisition of FCMG in October 2020 and nine months of revenue from the acquisition of Meritage Medical Network in April 2021. In addition, revenue from Software licensing increased by $35.4 million, primarily attributable to the execution of a software licensing agreement with TELUS, concurrent with the sale of Babylon Health Canada Limited to TELUS in January 2021.

Total Value-based care revenue increased by $192.7 million from $26.0 million for the year ended December 31, 2020 to $218.8 million for the year ended December 31, 2021. The increase in revenue from Value-based care of $192.7 million is attributable to the expansion of our related product offerings in the United States, of which $94.6 million relates to the full-year impact of revenue from the acquisition of FCMG closed in October 2020 and Meritage Medical Network in April 2021. In addition, $66.7 million of the increase in VBC revenue relates to new VBC contracts with various health plans in 2021, which increased the number of members covered under VBC contracts from 66 thousand as of

December 31, 2020 to 167 thousand as of December 31, 2021, and $31.7 million relates to the inclusion of a full-year contribution of revenue from VBC contracts that were new in 2020.

Total Clinical services revenue increased by $13.4 million from $28.6 million for the year ended December 31, 2020 to $42.0 million for year ended December 31, 2021. The increase in Clinical services revenue is primarily attributable increased virtual consultations on our digital healthcare platform following the expansion of our digital healthcare platform in the United States throughout 2021.

Total Software licensing revenue increased by $35.4 million from $24.6 million for the year ended December 31, 2020 to $60.1 million for the year ended December 31, 2021. The increase in revenue from Software licensing of $35.4 million is primarily attributable to upfront revenue recognized in connection with the TELUS license of $28.4 million, with the remainder of the increase in Software licensing revenue attributable to the recognition of deferred revenue from the TELUS software license throughout the remainder of the year.

Claims Expense

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Claims expense	(219,625)	(25,120)	(194,505)	774.3%

Claims expense increased by $194.5 million from $25.1 million for the year ended December 31, 2020 to $219.6 million for the year ended December 31, 2021. Claims expense as a percentage of VBC revenues was 100.4% for the year ended December 31, 2021 and 96.5% for the year ended December 31, 2020. The increase in Claims expense is primarily attributable to the expansion of our VBC product offerings in the United States, which largely contributed to the increase in U.S. VBC Members from approximately 66 thousand as of December 31, 2020 to approximately 167 thousand as of December 31, 2021. The increase in Claims expense as a percentage of VBC revenue was largely attributable to increased engagement with our U.S. VBC Members and the impacts of new VBC contracts.

Clinical Care Delivery Expense

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Clinical care delivery expense	(69,831)	(42,134)	(27,697)	65.7%

Clinical care delivery expense increased by $27.7 million from $42.1 million for the year ended December 31, 2020 to $69.8 million for the year ended December 31, 2021. Clinical care delivery expense as a percentage of revenues was 21.8% in 2021 and 53.2% in 2020. The increase in Clinical care delivery expense is primarily attributable to an increase in wages and salaries of $23.2 million attributable to the expansion of our VBC product offerings in new geographic areas and additional healthcare providers to support the increased U.S. VBC Members. The decrease in Clinical care delivery expense as a percentage of revenue is due to leverage from the scale of our operations through our digital healthcare platform as we add new U.S. VBC Members. Stock-based compensation expense of $1.1 million has been included in Clinical care delivery expense for the year ended December 31, 2021.

Platform & Application Expenses

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Platform & application expenses	(32,723)	(32,209)	(514)	1.6%

Platform & application expenses increased by $0.5 million from $32.2 million for the year ended December 31, 2020 to $32.7 million for the year ended December 31, 2021. The increase in Platform & application expenses is primarily attributable to an increase in IT and hosting costs of $6.1 million to maintain the growing customer base using the platform. These costs were almost entirely offset by the decrease in employee benefits costs related to a decrease in employees allocated to platform and application and research and development departments for the year ended December 31, 2021. Stock-based compensation expense of $0.1 million has been included in Platform & application expense for the year ended December 31, 2021.

Research & Development Expenses

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Research & development expenses	(68,473)	(80,538)	12,065	(15.0)%

Research & development expenses decreased by $12.1 million from $80.5 million for the year ended December 31, 2020 to $68.5 million for the year ended December 31, 2021. The decrease in Research & development expenses is primarily attributable to a decrease in our employee headcount related to our Research & development activities contributing to a decline of $12.3 million in related employee benefits expense. Stock-based compensation expense of $9.8 million has been included in Research & development expense for the year ended December 31, 2021.

Sales, General & Administrative Expenses

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Sales, general & administrative expenses	(187,172)	(90,687)	(96,485)	106.4%

Sales, general & administrative expenses increased by $96.5 million from $90.7 million for the year ended December 31, 2020 to $187.2 million for the year ended December 31, 2021. The increase in Sales, general & administrative expenses is primarily attributable to an increase in employee benefits expense of $65.7 million which is primarily derived from to an $58.4 million increase in stock-based compensation expense and salaries and wages. This increase primarily related to a higher number of RSUs granted to employees in the fourth quarter of 2021 with higher grant date fair values than previously granted equity awards, as well as hiring across general & administrative departments as we began to operate as a public company. The remainder of the difference in Sales, general & administrative expense is attributable to an increase in professional fees and insurance of $14.0 million and $5.4 million, respectively, primarily related to increased expenses associated with operating as a public company. Stock-based compensation expense of $37.2 million is included within employee benefits expense for the year ended December 31, 2021.

Premium Deficiency Reserve Income / (Expense)

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Premium deficiency reserve expenses	(46,533)	(5,639)	(40,894)	725.2%

Premium deficiency reserve income / (expense) increased by $40.9 million from $5.6 million for the year ended December 31, 2020 to $46.5 million for the year ended December 31, 2021. The change in Premium deficiency reserve income / (expense) is a result of the change in premium deficiency reserve liability balances to $52.2 million of current and non current liabilities as of December 31, 2021, from $5.6 million as of December 31, 2020. The change in the liability balances are primarily due to $52.2 million of expense for estimated losses of newly entered contracts or from agreements acquired through business combinations and offset by a $5.6 million in income from improved profitability of existing contracts estimated for future periods.

Depreciation and Amortization Expenses

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(9,185)	(3,955)	(5,230)	132.2%

Depreciation and amortization expenses increased by $5.2 million from $4.0 million for the year ended December 31, 2020 to $9.2 million for the year ended December 31, 2021. The increase in Depreciation and amortization expenses is primarily attributable to the incremental intangibles and long-lived assets acquired in acquisitions that closed in October 2020 and April 2021.

Interest Expense

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Interest expense	(13,047)	(4,029)	(9,018)	223.8%

Interest expenses increased by $9.0 million during the year ended December 31, 2021, from $4.0 million for the year ended December 31, 2020 to $13.0 million for the year ended December 31, 2021. The increase in Interest expense is primarily attainable to the higher Loans and borrowings balances during the year ended December 31, 2021.

Gain / (Loss) on Fair Value Remeasurement

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Gain / (loss) on fair value remeasurement	239,195	—	239,195	NM

Gain / (loss) on fair value remeasurement resulted in a gain of $239.2 million during the year ended December 31, 2021, whereas we did not have fair value remeasurement in the year ended December 31, 2020. This increase during the year ended December 31, 2021 is primarily due to gains recognized upon the remeasurement of our Warrant and Earnout liabilities through the year. Gain / (loss) on Warrant liabilities had a gain of $27.8 million during the year ended December 31, 2021, whereas we did not have warrants outstanding in the year ended December 31, 2020 and Gain / (loss) on Earnout liabilities resulted in a gain of $206.7 million during the year ended December 31, 2021, whereas we did not have earnouts outstanding in the year ended December 31, 2020. This non-cash gain is a result of our publicly quoted share price being the primary driver for the change of these liability balances from the date the liabilities were initially recognized in October of 2021 through the year ended December 31, 2021. Accordingly, as our share price has decreased from the initial recognition period to December 31, 2021, this corresponding gain was recognized for the year ended December 31, 2021.

Exchange Gain / (Loss)

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Exchange gain / (loss)	783	(2,836)	3,619	(127.6)%

Exchange loss decreased by $3.6 million from a loss of $2.8 million for the year ended December 31, 2020 to a gain of $0.8 million for the year ended December 31, 2021. The key driver of the reduction in the exchange loss was the strengthening of the Pound Sterling against the U.S. Dollar.

Gain on Sale of Subsidiary

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Gain on sale of subsidiary	3,917	—	3,917	NM

Gain on sale of subsidiary increased by $3.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The activity in the current period is related to the sale of Babylon Health Canada Limited to TELUS as discussed in Note 5 to the consolidated financial statements included in this Annual Report. There was no such activity in the prior period.

Tax Benefit / Provision

	Year Ended December 31,		Variance
	2021	2020	$	%
	$’000	$’000	$’000
Tax benefit / (provision)	1,443	(4,639)	6,082	(131.1)%

Tax benefit / (provision) for the year decreased by $6.1 million from a Tax provision of $4.6 million for the year ended December 31, 2020 to a Tax benefit for the year of $1.4 million for the year ended December 31, 2021. The Tax benefit for the year ended December 31, 2021 primarily related to the post-acquisition movement of deferred income taxes recognized in purchase accounting related to acquisitions that closed during 2021.

Liquidity and Capital Resources
The Company has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising, including $173.2 million and $384.7 million of cash generated through financing activities for the years ended December 31, 2022 and 2021, respectively. In 2022, we issued an additional unsecured note on March 31, 2022 for $100.0 million to an affiliate of AlbaCore Capital LLP (Note 17 of the consolidated financial statements), and entered into subscription agreements with several investors for our 2022 Private Placement for $80.0 million (Note 19 of the consolidated financial statements). Both of the foregoing were offset by $6.8 million of financing cash outflows primarily related to debt and equity issuance costs associated with the aforementioned proceeds. In 2021, as part of the Business Combination, we received $229.3 million (Note 3 of the consolidated financial statements) in proceeds related to the Merger and PIPE Transaction partially offset by $31.2 million for equity issuance costs, combined with additional funds from a note subscription agreement for $200.0 million on October 8, 2021 (Note 17 of the consolidated financial statements) generating $183.8 million of net proceeds. On March 9, 2023 we entered into a committed working capital facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million (Note 25 of the consolidated financial statements) with certain affiliates of our existing counterparty for our note subscription agreement (Note 17 of the consolidated financial statements).

For the years ended December 31, 2022, 2021, and 2020, we had a Net loss of $221.4 million, $83.4 million and $213.0 million, respectively. At December 31, 2022, the Group had cash and cash equivalents of $104.5 million (2021: $262.6 million) including $61.0 million of cash and cash equivalents held for sale. We require and will continue to need significant cash resources to, among other things, fund working capital requirements, make capital expenditures, including those related to product development. Our future capital requirements will depend on many factors, including the timing and extent of proceeds from the sale of the IPA Business or incremental funding, our ability to provide more affordable healthcare, and our headcount costs.

While there is no assurance that the facility will provide us with the funding for a time period that allows us to execute binding bids relating to a successful sale of our IPA Business or other strategic alternatives, management believes these sources of funding will provide with sufficient financing to satisfy the Company’s obligations as the arise for the twelve month period after the date these consolidated financial statements are issued. For more details related to this assessment, refer to Note 2 of the consolidated financial statements included in this Annual Report.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Net cash used in operating activities	(311,408)	(189,446)	(180,483)
Net cash used in investing activities	(8,514)	(33,733)	(36,390)
Net cash provided by financing activities	173,175	384,719	101,851
Less: Cash and cash equivalents classified as held for sale	(61,000)	—	(577)
Net (decrease) increase in cash and cash equivalents	(207,747)	161,540	(115,599)
Cash and cash equivalents beginning of the year	262,581	101,757	214,888
Effect of exchange rates	(11,359)	(716)	2,468
Cash and cash equivalents end of the year	43,475	262,581	101,757
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $311.4 million for the year ended December 31, 2022 compared to net cash used in operating activities of $189.4 million for the year ended December 31, 2021, an increase of $122.0 million.

The increase in our cash used in operating activities is primarily attributable a higher Net loss, after adjusting for non-cash items, of $76.5 million when compared to the prior period. In addition to this increase, there was an unfavorable impact of $45.4 million for the changes in working capital between the periods primarily due to an upfront payment of $66.9 million during the first quarter of 2021 in connection with a software licensing agreement. This upfront payment resulted in an increase to our contract liability balances and was reduced for the corresponding software license revenues recognized through the years ended December 31, 2021 and 2022. See “Results of Operations - Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021” for additional discussion of the increase in expenses contributing to the Net loss for the period.
Net cash used in operating activities was $189.4 million for the year ended December 31, 2021 compared to net cash used in operating activities of $180.5 million for the year ended December 31, 2020 an increase of $9.0 million. The increase in our cash used in operating activities is primarily attributable to a higher Net loss, after adjusting for non-cash items, of $31.4 million when compared to the prior period. In addition to this increase, there was a favorable impact of $19.3 million for the changes in working capital between the periods primarily due to upfront payment of $66.9 million during the first quarter of 2021 in connection with a software licensing agreement. This upfront payment resulted in an increase to our contract liability balances and was reduced for the corresponding software license revenues recognized through the year ended December 31, 2021. The upfront payment was the primary reason for the $23.0 million favorable impact for the change in contract liabilities between the periods and offset by a unfavorable impact of $6.5 million due to an increase in trade and other receivables.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $8.5 million in the year ended December 31, 2022 compared to net cash used in investing activities of $33.7 million in the year ended December 31, 2021, a decrease of $25.2 million. The decrease in cash used in investing activities was primarily due to the acquisition activities occurring in the year ended December 31, 2021, resulting in $27.8 million of incremental cash used for investing activities during the year ended December 31, 2021. No acquisitions occurred during the year ended December 31, 2022.
Net cash used in investing activities was $33.7 million in the year ended December 31, 2021 compared to net cash used in investing activities of $36.4 million in the year ended December 31, 2020, a decrease of $2.7 million. The decrease in cash used in investing activities is primarily attributable to $2.2 million in proceeds from a disposition of a subsidiary occurring during the year ended December 31, 2021.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $173.2 million in the year ended December 31, 2022 compared to net cash provided by financing activities of $384.7 million in the year ended December 31, 2021, a decrease of $211.5 million. The decrease in Net cash provided by financing activities is primarily attributable to a $319.9 million decrease in proceeds from equity and debt instruments offset by a $26.2 million net decrease in debt and equity issuance costs related to those forms of financing between the years ended December 31, 2022 and December 31, 2021. Further, there is an incremental $82.0 million decrease in cash flows used in financing activities related to a repayment of cash loan only occurring in the year ended December 31, 2021.
Net cash provided by financing activities was $384.7 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $101.9 million for the year ended December 31, 2020, an increase of $282.9 million. The increase in net cash provided by financing activities of $282.9 million is primarily attributable to a $387.8 million increase in proceeds from equity and debt instruments offset by a $22.4 million net increase in debt and equity issuance costs related to those forms of financing between the years ended December 31, 2021 and December 31, 2020. Further, there is an $82.0 million decrease in cash flows provided by financing activities related to a repayment of cash loan only occurring in the year ended December 31, 2021.
Funding Requirements
As of December 31, 2022, we had a net liability position of $255.9 million (2021: $161.4 million), including cash and cash equivalents of $43.5 million (2021: $262.6 million) and $61.0 million cash and cash equivalents classified as held for sale as of December 31, 2022.
Management performed a going concern assessment for a period of twelve months from the date of approval of these consolidated financial statements included in this Annual Report to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023 we entered into a Bridge

Facility Agreement for an aggregate principal amount of up to $34.5 million (Note 25 of the consolidated financial statements) with certain affiliates of our existing counterparty for our note subscription agreement (Note 17 of the consolidated financial statements). The purpose of this is to provide us with the funding for a time period that allows us to execute binding bids relating to a successful sale of our IPA Business or other strategic alternatives which would provide us with sufficient liquidity to fund our liabilities as they become due through March 31, 2024.
While there is no assurance that the facility will provide us with funding for a time period that allows us to execute binding bids relating to a successful sale of our IPA Business or other strategic alternatives, management believes it remains appropriate to prepare our financial statements on a going concern basis.
However, the above indicates that there are material uncertainties (ability to raise further capital through the successful execution of our planned sale of the IPA Business or other strategic alternatives) related to these potential events and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the financial statements have been issued.
The financial statements do not include any adjustments that would result from the basis of preparation being inappropriate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. Our future financial results are subject to a variety of risks, including interest rate risk. As of December 31, 2022, Babylon’s, including all wholly-owned subsidiaries and majority-owned or controlled entities (collectively referred to as the “Group”, “Company” or “Babylon”), activities are exposed to various financial risks: credit risk, liquidity risk and currency risk in cash flows. The Group’s global risk management program focuses on uncertainty in the financial markets and aims to minimize the potential adverse effects on the Group’s profits. The Group may use derivatives to mitigate certain risks. The Group’s financial department controls the management of liquidity risk and currency risk in accordance with the Group’s policies. This department centrally identifies, evaluates and makes decisions whether to hedge financial risks to which the Group is exposed.

Credit Risk

Credit risk is the risk of financial loss to the Group if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Group’s receivables from customers and investments in debt securities. Our cash and cash equivalents, deposits, and loans with banks and financial institutions are potentially subject to concentration of credit risk.

Bank Balances

The Group seeks to limit its credit risk with respect to banks by only dealing with reputable banks. Additionally, the Group holds bank accounts in the countries in which subsidiaries operate from.

The maximum amount of the Group’s credit risk exposure is the carrying amounts of cash and cash equivalents, trades receivable and loans with banks and financial institutions. The Group attempts to mitigate such exposure to its cash by investing only in financial institutions with investment grade credit ratings or secured investments. The Group does not have significant exposure to credit risk at December 31, 2022 for any financial instruments.

Trade Receivables and Contract Assets

The Group has a diverse customer base geographically and by industry. The responsibility for customer credit risk management rests with management. The Group seeks to limit its credit risk with respect to customers by implementing due diligence procedures on all customers.

Payment terms vary and are set in accordance with practices in the different geographies and end-markets served. Credit limits are typically established based on internal or external rating criteria, which take into account such factors as the financial condition of the customers, their credit history and the risk associated with their industry segment.

More than 50% of the Group’s customers are repeat customers, and no material customers’ balances have been written off or are credit impaired at the reporting date. In monitoring customer credit risk, customers are grouped according to their credit characteristics, including whether they are a business or end-user customer, their geographic location, industry, trading history with the Group and existence of previous financial difficulties.

The Group receives cash payment for large contracts up front in some instances, in addition to contracting with government funded entities which subsequently carries lower risks.

The Group applies the guidance under ASC 310 and 326 and has calculated expected credit losses that reflects a risk of loss, even if remote, and losses that are expected over the contractual life of the asset along with taking into consideration historical credit loss experience and financial factors specific to the debtors and general economic conditions and concluded that no expected credit loss provision is required as of December 31, 2022 or 2021.

Interest Rate Risk

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $43.5 million, excluding the $61.0 million in cash and cash equivalents within the reporting units held for sale as of December 31, 2022. The interest rate risk is the risk that the fair value of future cash flows of financial instruments will fluctuate because of changes in market interest rates.

The Group does not have any borrowings at floating interest rates that would expose the Group to cash flow interest rate risk.

Capital Management

The Group is currently loss-making and in the development and growth phase of its value-based care business model. Consequently there is an ongoing need for capital to fund the business and its continued growth. These capital requirements are currently met primarily from a mixture of equity capital raised from investors and debt capital borrowed from lenders. Capital management is focused on having sufficient financial resources to execute the Group’s business plan with additional capital being raised when required.

Foreign Exchange Risk

Foreign exchange risk including currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in foreign exchange rates.

The Group operates internationally, and it is exposed to fluctuations in exchange rates. The currency risk arises from future commercial transactions, recognized assets and liabilities and net investments abroad. The Group’s policy to manage risk is to initially mitigate the risk using natural hedges (offsetting of receivables and payables) in addition to implementing investment procedures. Several of the Group’s companies operate in foreign countries and therefore, their net assets are exposed to the risk associated with translating foreign currencies.

The Group has applied the following significant exchange rates:

	Average Rate			Year-end spot rate
United States Dollar	2022	2021	2020	2022	2021	2020
GBP	0.8075	0.7277	0.7760	0.8262	0.7409	0.7321
CAD	1.3021	1.2536	1.3433	1.3569	1.2725	1.2750
RWF	1,038.5068	1,003.4066	959.1820	1,069.9066	1,037.6458	988.0837
SGD	1.3788	1.3427	1.3789	1.3406	1.3496	1.3224
INR	78.3681	73.7902	74.0038	82.7499	74.3047	73.2901

Sensitivity Analysis

The Group only has significant exposure to movement of the sterling (“GBP”) against the United States dollar (“USD”). A reasonably possible strengthening/weakening of the GBP against the USD at December 31, 2022, 2021, and 2020, would have affected the measurement of financial instruments denominated in a foreign currency. This analysis assumes that all other variables, in particular interest rates, remain constant and ignores any impact of forecast sales and purchases. The fluctuation seen primarily relates to the impacts of the conflict between Ukraine and Russia, Brexit, and COVID-19 over the last two years but is expected to stabilize moving forward.

	Profit or loss
	Strengthening	Weakening
	$’000	$’000
December 31, 2022
GBP (5.0% movement)	(257,649)	(254,153)
December 31, 2021
GBP (5.0% movement)	(373,578)	(371,938)
December 31, 2020
GBP (5.0% movement)	(184,067)	(184,416)

	Equity, net of tax
	Strengthening	Weakening
	$’000	$’000
December 31, 2022
GBP (5.0% movement)	(228,638)	(214,889)
December 31, 2021
GBP (5.0% movement)	(168,522)	(168,930)
December 31, 2020
GBP (5.0% movement)	(48,743)	(48,394)

Liquidity Risk

Liquidity risk relates to the Group’s ability to meet its cash flow requirements. The Group has a prudent policy to cover its liquidity risks which is focused on having sufficient cash and cash equivalents available.
Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information that we are required to be disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that material weaknesses in our internal control over financial reporting described below existed as of December 31, 2022 and therefore, that our internal control over financial reporting was not effective as of December 31, 2022. Specifically, management identified control deficiencies relating to (i) lack of documented evidence for management review controls related to areas of significant judgment and estimation uncertainty and non-routine transactions and (ii) resource limitations in the business, which resulted in insufficient segregation of duties and management oversight.

We are in the process of designing and implementing measures to improve our internal control over financial reporting and to remediate the material weaknesses related to our financial reporting as of December 31, 2022.

Significant enhancements implemented in during the year ended December 31, 2022 include:
•More timely and precise documentation and review procedures relating to areas of significant judgment and estimation uncertainty and non-routine transactions;
•Hiring additional accounting and advisory resources, including those with expertise in SEC reporting and technical accounting; and
•Design and implementation of a more formal segregation of duties controls policy across our financial reporting systems and the re-design of our key controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to no requirement to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2022.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors for the fiscal year ended December 31, 2022, including their ages, as of March 16, 2023:

Name	Age	Position(s)
Executive Officers
Ali Parsadoust	58	Chief Executive Officer and Director
David Humphreys(4)	46	Chief Financial Officer
Paul-Henri Ferrand	59	Chief Operating Officer
Darshak Sanghavi	52	Chief Medical Officer
Steve Davis(5)	56	Former Chief Technology Officer
Charlie Steel(6)	38	Former Chief Financial Officer

Employee Director
Mairi Johnson	57	Chief Partnerships Officer and Director

Non-Executive Directors
Mohannad AlBlehed	36	Director
Per Brilioth(1)(2)(3)	53	Director
Georgi Ganev(1)(2)(3)	46	Director
David Warren (1)	69	Director

(1) Member of the Audit Committee
(2) Member of the Remuneration Committee
(3) Member of the Nominating and Corporate Governance Committee
(4) Mr. Humphreys was appointed Chief Financial Officer on September 29, 2022.
(5) Mr. Davis resigned as our Chief Technology Officer effective August 12, 2022.
(6) Mr. Steel resigned as our Chief Financial Officer effective September 29, 2022.
Executive Officers

Ali Parsadoust. Dr. Parsadoust is our founder and has served as our Chief Executive Officer and member of our board of directors since January 2013. Prior to founding Babylon, Dr. Parsadoust served as Chief Executive Officer at Circle, Inc., a healthcare services company, from January 2003 to December 2012. Previously, Dr. Parsadoust served in various roles at Goldman Sachs, including as Executive Director, between 1999 and 2001. Dr. Parsadoust holds a PhD in engineering physics and a B.A. from University College London. We believe Dr. Parsadoust is qualified to serve on our board of directors because of his historical operational expertise, leadership and the continuity that he brings to our board as our founder and Chief Executive Officer.

David Humphreys. Mr. Humphreys has been appointed as our Chief Financial Officer effective in September 2022. Mr. Humphreys served us in the role of Finance Director for nearly the past two years. Prior to joining Babylon, Mr. Humphreys served as a Silicon Valley and New York Partner for PwC for over twenty years. During his time with PwC, Mr. Humphreys also served as a Practice Fellow at the International Accounting Standards Board, and is both a U.S. Certified Public Accountant (CPA) and an ICAEW Fellow Chartered Accountant.

Paul-Henri Ferrand. Mr. Ferrand, formerly our Chief Business Officer, has been appointed as our Chief Operating Officer effective August 1, 2022. Mr. Ferrand joined Babylon in October 2020. Prior to joining Babylon, Mr. Ferrand served as Chief Operating Officer at Brex, a financial services company, from November 2019 to September 2020. Previously, Mr. Ferrand served as President of Global Customer Operations at Google, from August 2017 to June 2019, and as Vice President US Sales & Operations at Google from May 2014 to August 2017.

Darshak Sanghavi. Dr. Sanghavi has served as our Global Chief Medical Officer since May 2021. Prior to joining Babylon Holdings, Dr. Sanghavi served as Chief Medical Officer at UnitedHealthcare, a provider of health benefits programs in the United States, from August 2019 to August 2020. Previously, Dr. Sanghavi served as Chief Medical Officer at OptumLabs, a pharmacy benefit manager and part of UnitedHealth Group Incorporated, from August 2016 to August 2019, and in the Obama Administration as the Director of Preventative and Population Health at the Center for Medicare and Medicaid Innovation from August 2014 to September 2016. Mr. Sanghavi is also an Associate Professor of Pediatrics and served as Chief of Pediatric Cardiology at the University of Massachusetts Medical School from October 2005 to August 2014. Dr. Sanghavi holds a M.D. from The Johns Hopkins University School of Medicine and an A.B. from Harvard University.

Former Executive Officers

Steve Davis. Mr. Davis served as our Chief Technology Officer from January 2021 to August 2022. Prior to joining Babylon Holdings, Mr. Davis served in various roles with Expedia Group, Inc. from January 2016 to January 2021, including most recently as a Senior Vice President and General Manager of AI and Data. Previously, Mr. Davis served in various roles at Vrbo (formerly HomeAway, Inc.), a provider of online vacation rental services (acquired by Expedia Group, Inc.) from January 2007 to January 2016, including as Chief Information Officer and Chief Digital and Cloud Officer. From December 2004 to December 2006, Mr. Davis served as Vice President of Technology and Product at Trillion Partners Inc., a telecommunications company subsequently acquired by TX Communications LLC (d/b/a Affiniti).

Charlie Steel. Mr. Steel served as our Chief Financial Officer from November 2017 to September 2022. Prior to joining Babylon Holdings, Mr. Steel served as the Global Head of Corporate Development at CMC Markets Plc, a financial services company, from September 2014 to November 2017. Previously, Mr. Steel served in various roles, including as Vice President at Deutsche Bank between October 2008 and August 2014, before which he was at Lehman Brothers. Mr. Steel is also a Non-executive Director on the Transformation Advisory Committee at the Department of Work and Pensions in the U.K. Government. Mr. Steel holds a degree in Economics and Management from the University of Oxford.

Employee Directors

See above for biographical information for Dr. Parsadoust.

Mairi Johnson. Ms. Johnson has served on our board of directors since September 2015 and as Chief Partnerships Officer since May 2017. She also currently serves as an Investment Committee Member at Big Issue Invest, an investment fund for social enterprises, charities and profit-with-purpose businesses, since August 2015. Prior to joining Babylon Holdings, Ms. Johnson previously served as the Executive Director at Healthbox Accelerator, a healthcare services company, from 2013 to 2014. Previously, from January 2011 to February 2013, Ms. Johnson was the founder and chief executive officer, at Beat Red, a start-up company focused on activewear for teenage girls. Ms. Johnson also served in various roles, including Partner, at Circle Health, a health services company, between September 2005 and February 2008, and as an Executive Director at Goldman Sachs between June 2001 and August 2005. Ms. Johnson holds a M.Sc. from the London School of Economics and Political Science and a B.A. from University of Victoria. We believe Ms. Johnson is qualified to serve as a member of our board of directors because of her extensive experience in the healthcare industry analyzing, investing in and leading healthcare and technology companies.
Non-Executive Directors

Mohannad AlBlehed. Mr. AlBlehed has served on our board of directors since December 2019. Since November 2015, Mr. AlBlehed has served in various roles at the Public Investment Fund, the sovereign wealth fund of the Kingdom of Saudi Arabia, including as Senior Director, Head of International Direct Investments since January 2019, as Senior Vice President from July 2018 to December 2018, as Vice President from January 2017 to July 2018 and as Consultant from November 2015 to December 2016. Prior to that, Mr. AlBlehed held various roles in private equity and investment banking, including at The Abraaj Group, Deutsche Bank and Morgan Stanley. Mr. AlBlehed currently serves on the boards of directors of several privately-held companies, including Saudi Information Technology Company and Magic Leap. Mr. AlBlehed holds a B.A. in Business Administration from the University of Southern California. We believe Mr. AlBlehed is qualified to serve on our board of directors based on his experience as a director of technology companies and his experience with investments in healthcare and technology companies.

Per Brilioth. Mr. Brilioth has served on our board of directors since April 2017. Since January 2001, Mr. Brilioth has served in various roles and as a member of the board of directors of VNV (Cyprus) Limited, an investment company investing in early and growth stage companies, and Vostok Emerging Finance Ltd., an investment company investing in growth stage fintech companies. Mr. Brilioth currently serves as a member of the board of directors of several privately-held companies, including Pomegranate Investment AB, a Swedish investment company, Telegram Records AB, Docplus Ltd., Property Finder International Ltd., Voi Technology AB, OneTwoTrip Ltd., Naseeb Networks, Inc. and Comuto S.A. Mr. Brilioth holds a M.A. from the London Business School and a B.A. from Stockholm University. We believe that Mr. Brilioth is well qualified to serve as a director due to his leadership experience of investment companies, particularly in the area of growth stage companies.

Georgi Ganev. Mr. Ganev has served on our board of directors since September 2018. Since January 2018, Mr. Ganev has served as Chief Executive Officer at Kinnevik AB, a Swedish investment company. Mr. Ganev has previously served as the Chief Executive Officer at the Dustin Group, an information technology service, between August 2012 and January 2018. He currently serves as a member of the board of directors of several privately-held companies and two public companies, Tele2 AB and Global Fashion Group. Mr. Ganev holds a M. Sc. from Uppsala University. We believe Mr. Ganev is qualified to serve on our board of directors based on his experience as a director of technology companies and his experience with investments in healthcare and technology companies.

David Warren. Mr. Warren joined our board of directors and became the Chairman of our audit committee following the Business Combination Closing. Mr. Warren was Group Chief Financial Officer and an Executive Director of London Stock Exchange Group plc (LSEG) from July 2012 until November 2020. He also served as interim Chief Executive Officer of LSEG from December 2017 to July 2018. Prior to LSEG, Mr. Warren was Chief Financial Officer of NASDAQ from 2001 to 2009 and Senior Adviser to the NASDAQ CEO from 2011 to 2012. Mr. Warren has held a number of senior financial and management roles in both the private and public sectors including Chief Financial Officer of the Long Island Power Authority (New York) and Deputy Treasurer for the State of Connecticut. Mr. Warren began his career in investment banking at then Credit Suisse First Boston. Mr. Warren holds an M.B.A. from the Yale School of Management and a B.A. from Wesleyan University. We believe Mr. Warren is qualified to serve on our board of directors due to his leadership experience in both private and public sectors.

Family Relationships

Ali Parsadoust, our Founder, Chief Executive Officer and a member of our board of directors, and Mairi Johnson, our Chief Partnerships Officer and a member of our board of directors, are married. There are no other family relationships among any of our executive officers or directors.

Board of Directors

Composition of Our Board of Directors

Our board of directors elects our executive officers annually. Our board of directors can also elect persons to fill any executive officer vacancies. Each officer holds such office until their successor is elected and qualified, or until their death, earlier resignation or removal.

Our board of directors is currently composed of six members, consisting of Dr. Parsadoust, our Founder and Chief Executive Officer, Ms. Johnson, our Chief Partnerships Officer, and four non-employee directors. Our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director and that each of these four directors is “independent” as that term is defined under the NYSE rules. Each director’s current term will expire at our next annual general meeting of shareholders.

Committees of Our Board of Directors

Audit Committee. Our audit committee consists of Messrs. Brilioth, Ganev and Warren (Chairman). We have determined that each of Messrs. Brilioth, Ganev and Warren meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations for audit committee members. Each member of our audit committee also meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE listing rules.

Our audit committee, among other things:

•selects and hires a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•oversees our relationship with the independent registered public accounting firm and assess the effectiveness of the external audit process, including in relation to appointment and tendering, remuneration and other terms of engagement, and appropriate planning ahead of each annual audit cycle;
•maintains regular, timely, open and honest communication with the external auditor, ensuring the external auditor’s report to the committee on all relevant matters to enable the committee to carry out its oversight responsibilities;
•monitors the integrity of our financial and narrative reporting, preliminary announcements and any other formal announcements relating to our financial performance;
•advises the board on whether, taken as a whole, the Annual Report and accounts are fair, balanced and understandable;
•reviews the appropriateness and completeness of our risk management and internal controls;
•oversee the design, implementation and performance of our internal audit function;
•reviews, approves and/or ratifies related party transactions; and
•approves or, as required, pre-approves, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The board of directors has determined that Mr. David Warren qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. Mr. Warren meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations.

Remuneration Committee. Our remuneration committee consists of Messrs. Brilioth and Ganev. All of the members of our remuneration committee are independent under the applicable NYSE rules and regulations. Each member of our remuneration committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

Our remuneration committee, among other things:
•sets a remuneration policy that is designed to promote our long-term success;
•ensures that the remuneration of executive directors and other senior executives reflects both their individual performance and their contribution to our overall results;
•determines the terms of employment and remuneration of executive directors and other senior executives, including recruitment and retention terms;
•approves the design and performance targets of any annual incentive schemes that include the executive directors and other senior executives;
•agrees upon the design and performance targets, where applicable, of all share incentive plans;
•gathers and analyze appropriate data from comparator companies in our industry; and
•selects and appoint external advisers to the remuneration committee, if any, to provide independent remuneration advice where necessary.
Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Messrs. Brilioth and Ganev.
Our nominating and corporate governance committee, among other things:
•identifies individuals qualified to become members of our board of directors;
•recommends to our board of directors the persons to be nominated for election as directors and to each of the committees of our board of directors;

•reviews and make recommendations to our board of directors with respect to our board leadership structure;
•reviews and make recommendations to our board of directors with respect to management succession planning; and
•develops and recommends to our board of directors corporate governance principles.

Compliance with Section 16(a) of the Exchange Act

In 2022, our directors, executive officers, and shareholders who held in excess of 10% of our Class A ordinary shares were not required to file reports under Section 16(a) of the Exchange Act because our foreign private issuer status exempted them from Section 16(a) reporting. Effective January 1, 2023, we are no longer a foreign private issuer, and therefore transactions involving our securities by our directors, executive officers and persons who own more than 10% of our Class A ordinary shares are no longer exempt from Section 16(a).

Code of Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics and Conduct is available under the Governance tab on the Investor Relations page of our website at www.babylonhealth.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2022 and 2021, to the named executive officers:

Name and Principal Position	Year	Salary ($)(5)	Bonus ($)(5)	Stock awards ($)(4)	Option awards ($)(1)	All other compensation ($)(2)(5)	Total ($)
Ali Parsadoust	2022	620,815	—	6,436,380	—	46,527	7,103,722
Chief Executive Officer and Director	2021	396,003	—	—	—	254,674	650,677
Paul-Henri Ferrand(3)	2022	628,846	—	6,001,980	—	32,373	6,663,199
Chief Operating Officer	2021	600,000	254,458	5,297,411	13,337,008	25,966	19,514,843
Darshak Sanghavi	2022	588,461	—	1,592,048	—	33,320	2,213,829
Chief Medical Officer	2021	387,500	—	1,566,839	—	16,850	1,971,189
Charlie Steel	2022	416,453	—	2,938,643	—	23,019	3,378,115
Former Chief Financial Officer	2021	310,921	866,073	862,499	—	996,736	3,036,229
Steve Davis	2022	416,677	—	—	—	12,173	428,850
Former Chief Technology Officer	2021	550,000	554,640	3,711,353	6,806,850	250,833	11,873,676

(1)The amount shown for option awards represents the grant date fair value of such awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the Black-Scholes Option Pricing Model (BSOPM) with the key input being the closing price of our Class A ordinary shares on the grant date if granted after our Business Combination on October 21, 2021. If the option was granted prior to this date, the key input to the BSOPM was based on the output of a 409a report. This amount does not correspond to the actual value that may be realized by the named executive officers upon vesting or exercise of such award. For information on the assumptions used to calculate the value of the awards, refer to Note 18 to the consolidated financial statements.

(2) For the years ended December 31, 2021 and December 31, 2022, “All Other Compensation” includes: (i) employer contributions to defined contribution plans, and (ii) employer-paid health benefits and life insurance coverage. For the year ended December 31, 2022, (i) Dr. Parsadoust received $14,475 in employer contributions to deferred compensation plans and $32,052 in employer-paid health benefits and life insurance coverage, (ii) Mr. Ferrand received $10,154 in employer contributions to deferred compensation plans and $22,219 in employer-paid health benefits and life insurance coverage, (iii) Dr. Sanghavi received $12,200 in employer contributions to deferred compensation plan and $21,120 in employer-paid health benefits and life insurance coverage, (iv) Mr. Steel received $20,823 in employer contributions to deferred compensation plans and $2,196 in employer-paid health benefits and life insurance coverage. For the year ended December 31, 2021, Dr. Parsadoust received $204,120 in relocation allowances and both Charlie Steel and Steve Davis had a loan forgiven owed to the Company in the amount of approximately $978,964 and $240,683, respectively.

(3) Included in Paul-Henri Ferrand’s total option awards granted in 2021 are 51,654 stock options with the aggregate grant date fair value of $8.3 million included in the Option awards compensation column for this executive officer in 2021. In July 2022, these stock option awards were cancelled and replaced by 80,000 RSAs with an incremental aggregate grant date fair value of $1.7 million above the awards being replaced. The incremental value is included in the total Stock awards compensation column for this executive officer in 2022. For information on the incremental fair value of the modified awards, refer to Note 18 to the consolidated financial statements.

(4) The amount shown for stock awards represents the aggregate grant date fair value of Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) and Performance Stock Awards (“PSUs”) awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, as discussed in Note 18 to our consolidated financial statements. The grant date fair value of the RSU and RSA awards are measured based on the closing price of our Class A ordinary shares on the date of grant. The grant date fair value of the PSU awards granted are determined using a Monte Carlo simulation pricing model on the date the PSUs are awarded.

(5) Mr. Steel was employed in the United Kingdom for the years-ended December 31, 2022 and December 31, 2021. The amount shown for salary, bonus and all other compensation has been converted to USD using the average foreign exchange rate of 0.8075 and 0.7277 for the respective periods. Mr. Parsadoust was employed in the United Kingdom for the year-ended December 31, 2021 and up until the period-ended April 30, 2022. The amount shown for salary and all other compensation have been converted to USD using the average foreign exchange rate of 0.8075 and 0.7277 for the respective period. For information on the foreign exchange rates, refer to foreign exchange risk in Item 7A. to the Quantitative and Qualitative disclosure about market risk.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Current Executive Officers

On July 27, 2022, we entered into new employment agreements with each of Dr. Parsadoust, Mr. Ferrand, and Dr. Sanghavi (each, a “Current NEO”), which became effective on August 1, 2022 (the “Effective Date”). The descriptions of each agreement included below are qualified in their entirety by the copies of each Current NEO Agreement filed as exhibits to this Annual Report, respectively.

Base Salary, Bonus, and Employee Benefits

Pursuant to the agreement entered into by Dr. Parsadoust (the “Parsadoust Agreement”), Dr. Parsadoust agreed to continue to serve, on an at-will basis, as our Chief Executive Officer and a director on our board of directors, and is entitled to an annual salary of $700,000. Pursuant to the agreement entered into by Mr. Ferrand (the “Ferrand Agreement”), Mr. Ferrand agreed to continue to serve, on an at-will basis, as our Chief Operating Officer, and is entitled to an annual salary of $700,000. Pursuant to the agreement entered into by Dr. Sanghavi (the “Sanghavi Agreement, and together with the Parsadoust Agreement and Ferrand Agreement, the “Current NEO Agreements”), Dr. Sanghavi agreed to continue to serve, on an at-will basis, as our Chief Medical Officer, and is entitled to an annual salary of $600,000.

Each of the Current NEO Agreements provide for (i) an annual target bonus opportunity equal to 100% of the respective annual salary, achievement of which is based upon individual and Company performance objectives as approved by the board, and (ii) eligibility to participate in our employee benefits plans.

Equity Awards

Each of the Current NEO Agreements provide for grants of restricted Class A ordinary shares and performance share units. The number of Class A ordinary shares underlying each award and the Share Price (as defined below) thresholds included in the descriptions of each Current NEO Agreement have been adjusted for our 1-for-25 reverse share split, and continue to be subject to further adjustments for share splits, share dividends, reorganizations, recapitalizations and the like. The vesting of each equity award granted to our Current NEOs, as described below, is subject to the continued employment of the respective Current NEO through each of the applicable vesting dates.

The Parsadoust Agreement provides for equity awards of (i) 160,000 restricted Class A ordinary shares (the “Parsadoust RSAs”), and (ii) 160,000 PSUs covering Class A ordinary shares (the “Parsadoust PSUs”). The Ferrand Agreement provides for equity awards of (i) 80,000 restricted Class A ordinary shares (the “Ferrand RSAs”), (ii) 160,000 PSUs covering Class A ordinary shares (the “Ferrand PSUs”), and (iii) an additional 80,000 restricted Class A ordinary shares. The Sanghavi Agreement provides for equity awards of (i) 50,000 restricted Class A ordinary shares (the “Sanghavi RSAs”), and (ii) 20,000 PSUs covering Class A ordinary shares (the “Sanghavi PSUs”).

Subject to the approval our board on the date of grant and to the prior execution of a confidentiality and business protect agreement, each of the the Parsadoust RSAs, Ferrand Restricted Shares, and Sanghavi RSAs (collectively, the “NEO RSAs”) will vest over a four year period in accordance with the following schedule: (i) 20% on the first anniversary of the Effective Date, (ii) 20% on the second anniversary of the Effective Date, (iii) 30% on the third anniversary of the Effective Date, and (iv) 30% on the fourth anniversary of the Effective Date. Notwithstanding the foregoing, in the event that, prior to the fourth anniversary of the Effective Date and for at least 20 trading days within a 30 trading-day period, either (x) the closing price of our Class A ordinary shares on the NYSE (or other applicable national securities exchange) (the “Share Price”) equals or exceeds $500 per share, or (y) our market capitalization is equal to or greater than $8,327,361,300, then any unvested portion of the NEO Restricted Shares will immediately vest.

Subject to the approval our board on the date of grant, each of the Parsadoust PSUs, Ferrand PSUs, and the Sanghavi RSU (collectively, the “NEO PSUs”) will vest in accordance with the following schedule: (i) 50% of the shares underlying each of the NEO PSUs will vest if, at any time following the date of grant and for at least 20 trading days during any 30 trading-day period, either (x) the Share Price equals or exceeds $250.00 per share (as adjusted), or (y) our market capitalization is equal to or greater than $4,163,680,650; (ii) 25% of the shares underlying each of the NEO PSUs will vest if, at any time following the date of grant and for at least 20 trading days during any 30 trading-day period, either (x) the Share Price equals or exceeds $375 per share, or (y) our market capitalization is equal to or greater than $6,245,520,975; and (iii) 25% of the shares underlying each of the NEO PSUs will vest if, at any time following the date of grant and for at least 20 trading days during any 30 trading-day period, either (x) the Share Price equals or exceeds $500 per share, or (y) our market capitalization is equal to or greater than $8,327,361,300.

The Ferrand Agreement provides, subject to approval of the board and the execution of confidentiality and business protection agreement, for an additional award of 80,000 restricted Class A ordinary shares which vest in accordance with the following schedule: 50% vested immediately upon the date of grant and the remaining 50% will vest upon the first anniversary of the date of grant (the “Additional Ferrand Grant”). The Ferrand Agreement also contemplates, in connection with the award of the Additional Ferrand Grant, that an option award covering 51,654 Class A ordinary shares, which was granted to Mr. Ferrand on October 21, 2021, shall terminate and be of no further force or effect upon the full vesting of the Additional Ferrand Grant.

Payments upon Termination

In the event of a Termination without Cause or for Good Reason (as defined in the Current NEO Agreements), and subject to the execution of a separation agreement and release of claims in our favor, each Current NEO will be entitled to (i) a lump sum payment equal to twelve (12) months of the Current NEO’s annual salary then in effect, and (ii) six (6) months of continued employer contributions for the provision of health insurance.

In the event of a termination without Cause that occurs three months before or within twelve (12) months after a Change in Control (as defined in the 2021 Plan) (i) any of the Current NEO’s outstanding equity awards, including the NEO RSAs and NEO RSUs, will automatically vest as of the date of the Change in Control to the extent not yet vested, (ii) each Current NEO will be entitled to six (6) months of continued employer contributions for the provision of health insurance, and (iii) pro-rata target bonus; provided, however, that the Current NEO remains in employment immediately prior to such Change in Control and executes a separation agreement and release of claims in our favor.

Notwithstanding any terms of the Current NEO Agreements or the 2021 Plan to the contrary, in the event that our Class A ordinary shares cease to be publicly traded in connection with a take private acquisition (without an accompanying Change in Control), any outstanding equity awards granted to our Current NEOs under the 2021 Plan may not be amended or modified in connection with such take private acquisition in a manner adverse to our Current NEOs without such Current NEOs’consent; provided, however, that our board of directors may provide for accelerated vesting and cancellation in exchange for a cash payment in respect of the vested shares subject to such equity awards.

Employment Agreements with Former Executives

Charlie Steel

In September 2017, we entered into an employment agreement with Charlie Steel, whereby he agreed to serve as our Chief Financial Officer. On July 29, 2022, we entered into an amendment to employment agreement with Mr. Steel, which became effective on August 1, 2022 (the “Steel Agreement”). The Steel Agreement provided for (i) annual salary of $500,000, (ii) an option award covering Class A ordinary shares, and (iii) eligibility to participate in our employee benefits plans.

Steve Davis

In November 2020, we entered into an offer letter agreement with Steve Davis, whereby he agreed to serve as our Chief Technology Officer (the “Davis Letter”) on an at-will basis. The Davis Letter provided for following entitlements, which were subject to approval by our board of directors: (i) an annual salary of $550,000, (ii) a sign-on bonus of $400,000, (iii) an option award covering an aggregate of 20,338 Class A ordinary shares (the “Davis Option”), (iii) the option to elect a cash award of $900,000, in lieu of the Davis Option, (iv) an award of growth shares, and (v) the eligibility to participate in our employee benefits plans. The Davis Option was fully exercisable upon grant, at exercise price equal to the market value of our Class A ordinary shares on the date of our board of directors’ approval, but remained subject to a one year sale restriction. In connection with his employment, Mr. Davis entered into a confidentiality agreement, invention assignment, and arbitration agreement.

In the event that we terminated Mr. Davis for any reason, other than for gross misconduct, the Davis Letter provided that Mr. Davis would be eligible for severance entitlements based upon the years of service completed. In the event of such a termination occurring prior to the one year anniversary of Mr. Davis’ start date, Mr. Davis would receive payments equal to (i) his annual salary, (ii) his sign-on bonus, and (iii) if he elects to cancel or forfeit the David Options within one month after termination, $900,000 (plus, an additional amount equal to the price paid in connection with the exercise of the Davis Option, if applicable). In the event of such a termination occurring within Mr. Davis’ second year of employment, (i) Mr. Davis would receive a payment equal to six (6) months of his annual salary, and (ii) any outstanding, unvested equity awards, excluding the Davis Option and Davis Growth Shares (as defined below), would continue to vest for an additional six (6) months after the termination date. In the event of such a termination occurring after Mr. Davis’ second year of employment, (i) Mr. Davis would receive a payment equal to three (3) months of his annual salary, and (ii) any outstanding, unvested equity awards, excluding the Davis Option and Davis Growth Shares, would continue to vest for an additional three (3) months after the termination date.

In addition to the severance entitlements, the Davis Letter entitled Mr. Davis to a payment equal to his annual salary, in the event that Mr. Davis is terminated for any reason (other than gross misconduct) within three (3) months prior to or eighteen (18) months after a change in control (which shall not include an initial public offering or SPAC transaction).

In the event of a corporate transaction such as share sale, asset sale, SPAC transaction or initial public offering, the David Letter provided that, upon a termination that occurs after the one year anniversary of Mr. Davis’ start date, Mr.

Davis would receive the appreciated value of 3,899,500 growth shares (the “Davis Growth Shares”), such value to equal a minimum of $5,000,000. In July 2021, we entered into a letter agreement with Mr. Davis, whereby (i) the Davis Growth Shares were converted into Class A ordinary shares, and (ii) an additional option grant covering 36,188 Class A ordinary shares were awarded to Mr. Davis (collectively, the “Davis Severance Award”). The letter agreement amended the terms of the Davis Growth Shares to provide that, upon a termination other than for gross misconduct and in the event the aggregate value of the Davis Severance Award did not equal at least $5,000,000 upon his termination, Mr. Davis would be entitled to an additional incentive award equal to $5,000,000 less the aggregate value of the Davis Severance Award. Upon Mr. Davis’ resignation in August 2022, payments under the July 2021 letter agreement were triggered and we are in the process of completing such payments in accordance with the terms of the letter agreement.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding option awards held by each named executive officer as of December 31, 2022. This table includes unexercised and unvested options:

Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price ($)	Option expiration date
Ali Parsadoust	N/A	—	—	—	—	—
Paul-Henri Ferrand	03/02/2021(1)	16,678	14,216	—	35.58	10/19/2035
Darshak Sanghavi	N/A	—	—	—	—	—
Charlie Steel	N/A	—	—	—	—	—
Steve Davis	N/A	—	—	—	—	—

(1) Represents a stock option granted under the Babylon Holdings Limited Long Term Incentive Plan (“LTIP”) and 16,788 shares are fully vested. The remainder vests in equal monthly installments beginning January 19, 2023. For information on the LTIP, refer on Note 18 in the consolidated financial statements.

The following table summarizes the outstanding stock awards held by each named executive officer as of December 31, 2022. This table includes unexercised and unvested stock awards:

Name and Principal Position	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Ali Parsadoust	07/27/2022(1)	160,000	1,080,000	—	—
	07/27/2022(2)	—	—	160,000	1,080,000
Paul-Henri Ferrand	07/27/2022(3)	40,000	270,000	—	—
	07/27/2022(1)	80,000	540,000	—	—
	07/27/2022(2)	—	—	160,000	1,080,000
Darshak Sanghavi	12/21/2021(4)	6,287	42,437	—	—
	07/27/2022(1)	50,000	337,500	—	—
	07/27/2022(2)	—	—	20,000	—
Charlie Steel	N/A	—	—	—	—
Steve Davis	N/A	—	—	—	—

(1) Represents an RSA award under the 2021 Plan to receive Class A ordinary shares upon vesting in four tranches consisting of 20%, 20%, 30% and 30% on each anniversary of July 27, 2022. The vesting schedule notwithstanding, 100% of the RSA shall vest upon the Company reaching specified stock price milestones determined in the individual award agreements. For more information of RSAs granted under the 2021 Plan, refer to “Item 11 Executive Compensation–Narrative Disclosure to Summary Compensation Table” and Note 18 to the consolidated financial statements.

(2) The number of underlying unvested units listed reflect the maximum outcome of performance conditions for the PSU award granted under the 2021 Plan to receive Class A ordinary shares. The PSU awards vest in three tranches consisting of 50%, 25% and 25% of the PSUs. Each such tranche vests upon the earlier of the date on which our (i) Class A ordinary shares achieve a specified price per share or (ii) market capitalization in respect of its Class A ordinary shares meets a specified dollar threshold. For more information of PSUs granted under the 2021 Plan, refer to “Item 11 Executive Compensation–Narrative Disclosure to Summary Compensation Table” and Note 18 to the consolidated financial statements.

(3) Represents an RSA award under the 2021 Plan to receive Class A ordinary shares which fully vests on the six month anniversary of July 27, 2022. For more information of RSAs granted under the 2021 Plan, refer to “Item 11 Executive Compensation–Narrative Disclosure to Summary Compensation Table” and Note 18 to the consolidated financial statements.

(4) Represents an RSU award under the 2021 Plan to receive Class A ordinary shares. The award vests in equal quarterly installments beginning February 10, 2023. For more information of RSUs granted under the 2021 Plan, refer to “Item 11 Executive Compensation–Narrative Disclosure to Summary Compensation Table” and Note 18 to the consolidated financial statements.

2021 Equity Incentive Plan

The 2021 Plan, which was adopted and became effective on October 21, 2021, as amended, allows for the grant of equity-based incentive awards in respect of our Class A ordinary shares to our employees and directors, including directors who are also our employees. The material terms of the 2021 Plan are summarized below.

Eligibility and Administration

Our employees and directors, who are also our employees, and employees of our subsidiaries are eligible to receive awards under the 2021 Plan. Our consultants and directors, who are not employees, and those of our subsidiaries, are eligible to receive awards under the Non-Employee Sub-Plan to the 2021 Plan described below. Persons eligible to receive awards under the 2021 Plan (including the Non-Employee Sub-Plan) are together referred to as service providers below.

Except as otherwise specified, references below to the 2021 Plan include the Non-Employee Sub-Plan.

Under the 2021 Plan, our board of directors, or our remuneration committee or an officer to the extent authority has been delegated by the board of directors (referred to as the Plan Administrator below), subject to certain limitations imposed under the 2021 Plan and other applicable laws and stock exchange rules, is authorized to grant restricted stock units, stock options and other equity-based awards to our employees, directors and consultants. The Plan Administrator has the authority to take all actions and make all determinations under the 2021 Plan, to interpret the 2021 Plan and award agreements and to adopt, amend and repeal rules for the administration of the 2021 Plan as it deems advisable. The Plan Administrator also has the authority to determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration provisions, subject to the conditions and limitations in the 2021 Plan.

Shares Available for Awards

On October 21, 2021, the shareholders approved the 2021 Plan. The 2021 Plan provides for an automatic share reserve increase, or “evergreen” feature, whereby the share reserve will automatically be increased on January 1st of each year commencing on January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the least of: (i) 1,813,408 Class A ordinary shares; (ii) 5% of the total number of all classes of our shares that have been issued as at December 31st of the preceding calendar year, in each case, subject to applicable law and our having sufficient authorized but unissued shares; and (iii) such number of Class A ordinary shares as our board of directors may designate prior to the applicable January 1 (collectively referred to as the “evergreen” feature). In addition, the 2021 Plan provides for recycling of a maximum of 956,091 Class A ordinary shares underlying 2021 Plan awards and options granted under our legacy LTIP and CSOP Plans, in each case which have expired, lapsed, terminated or meet other recycling criteria set forth in the 2021 Plan (collectively referred to as the “share recycling” feature). Upon approval of the 2021 Plan, the LTIP and CSOP were no longer available for future awards.

Awards granted under the 2021 Plan in substitution for any options or other equity or equity-based awards granted by an entity before the entity’s merger or consolidation with us or our acquisition of the entity’s property or stock will not reduce the number of Class A ordinary shares available for grant under the 2021 Plan, but will count against the maximum number of Class A ordinary shares that may be issued upon the exercise of incentive stock options.

Awards

The 2021 Plan provides for the grant of options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, and other share-based awards. All awards under the 2021 Plan are set forth in award agreements, which detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. A brief description of each award type follows.

Options and SARs. Options provide for the purchase of our Class A ordinary shares in the future at an exercise price set at no less than the nominal value of a share and, in respect of participants who are subject to taxation in the United States, no less than the fair market value of a share on the grant date. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the Class A ordinary shares subject to the award between the grant date and the exercise date. The Plan Administrator determines the number of Class A ordinary shares covered by each option and SAR, and the conditions and limitations applicable to the exercise of each option and SAR.

Restricted shares and RSUs. Restricted shares are an award of non-transferable Class A ordinary shares that remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. RSUs are contractual promises to deliver our Class A ordinary shares in the future, which may also remain forfeitable unless and until specified conditions are met. The Plan Administrator may provide that the delivery of the Class A ordinary shares underlying RSUs have been deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to restricted shares and RSUs will be determined by the Plan Administrator, subject to the conditions and limitations contained in the 2021 Plan.

Other share-based awards. Other share-based awards are awards of fully vested Class A ordinary shares and other awards valued wholly or partially by referring to, or otherwise based on, our Class A ordinary shares or other property. Other share-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The Plan Administrator will determine the terms and conditions of other share-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions.

Performance Criteria

The Plan Administrator may set performance goals in respect of any awards in its discretion.

Certain Transactions

In connection with certain corporate transactions and events affecting our Class A ordinary shares, including a change of control, another similar corporate transaction or event, the Plan Administrator has broad discretion to take action under the 2021 Plan. This includes cancelling awards for cash or property, accelerating the vesting of awards, providing for the assumption or substitution of awards by a successor entity, adjusting the number and type of shares subject to outstanding awards and/or with respect to which awards may be granted under the 2021 Plan and replacing or terminating awards under the 2021 Plan. In addition, in the event of certain equity restructuring transactions, the Plan Administrator will make equitable adjustments to the limits under the 2021 Plan and outstanding awards as it deems appropriate to reflect the transaction.

Plan Amendment and Termination

Our board of directors may amend or terminate the 2021 Plan at any time; however, no amendment may materially and adversely affect an award outstanding under the 2021 Plan without the consent of the affected participant and shareholder approval will be obtained for any amendment to the extent necessary to comply with applicable laws. Further, the Plan Administrator will seek the approval of our shareholders in respect of any amendment to the extent required by applicable law, regulation or the rules of a national exchange on which we are listed. The 2021 Plan will remain in effect until the tenth anniversary of its effective date unless earlier terminated by our board of directors. No awards may be granted under the 2021 Plan after its termination.

Transferability and Participant Payments

Except as the Plan Administrator may determine or provide in an award agreement, awards under the 2021 Plan are generally non-transferable, except to a participant’s designated beneficiary, as defined in the 2021 Plan. With regard to tax and/or social security withholding obligations arising in connection with awards under the 2021 Plan, and exercise price obligations arising in connection with the exercise of options under the 2021 Plan, the Plan Administrator may, in its discretion, accept cash, wire transfer or check, our Class A ordinary shares that meet specified conditions, a “market sell order,” such other consideration as the Plan Administrator deems suitable or any combination of the foregoing.

Non-U.S. and Non-U.K. Participants

The Plan Administrator may modify awards granted to participants who are non-U.S. or U.K. nationals or employed outside the United States and the U.K. or establish sub-plans or procedures to address differences in laws, rules, regulations or customs of such international jurisdictions with respect to tax, securities, currency, employee benefit or other matters or to enable awards to be granted in compliance with a tax favorable regime that may be available in any jurisdiction.

Non-Employee Sub-Plan

The Non-Employee Sub-Plan governs equity awards granted to our non-executive directors, consultants, advisers and other non-employee service providers and provides for awards to be made on identical terms to awards made under our 2021 Plan.

Long-Term Incentive Plan (LTIP)

The LTIP was adopted on July 27, 2015. Various amendments to the LTIP, including the addition of a U.S Appendix and Non-Employee Sub-Plan were subsequently approved by the board of directors and, in the case of the U.S. Appendix, approved by shareholders. References to the LTIP include the U.S. Appendix and Non-Employee Sub-Plan except as otherwise indicated. No options have been granted under the LTIP since the Business Combination Closing.

Options granted under the U.S. Appendix may have been granted in the form of potentially tax advantaged incentive stock options. Other options granted under the LTIP were not intended to qualify for any tax advantageous treatment.

Prior to the Business Combination Closing, Babylon effected a reclassification (the “Reclassification”) whereby (i) each outstanding Babylon G1 Share was reclassified into Babylon Class B ordinary shares, (ii) each outstanding Babylon Class B Share and Class C Share was reclassified into Babylon Class A ordinary shares, and (iii) each outstanding Babylon Class A Share was reclassified into Babylon Class B ordinary shares. As a result of the Reclassification, each outstanding Babylon Class A ordinary share and Babylon Class B ordinary share had a value at the time of the Business Combination of $10.00, prior to any effect of subsequent capital changes including stock splits or reverse stock splits. As of the Business Combination Closing, all Babylon Class B ordinary shares were held by the Founder. The Class B ordinary shares have the same economic terms as the Class A ordinary shares, but the Class B ordinary shares have 15 votes per share (while each Class A ordinary share has one vote per share).

Options granted under the LTIP were originally granted over Babylon Class B Shares. Following the Reclassification, the options subsist over Class A ordinary shares.

Options granted under the U.S Appendix must have an exercise price equal to or more than the market value of a share on the date of grant.

There is no minimum exercise price for other options granted under the LTIP, provided that arrangements are made for the nominal value of a share to be paid up.

Participation / Eligibility and Administration

Options granted under the LTIP were granted by the board of directors in its absolute discretion (or by an officer to the extent authority was delegated by the board of directors) to employees. Advisors and consultants were eligible to be granted options under the Non-Employee Sub-Plan.

Vesting and Exercise of Options

Options granted under the LTIP were generally granted subject to a vesting schedule containing one or more time-based conditions and additionally, or in the alternative, specific performance conditions that must be met before all or part of an option can be exercised. The board of directors may accelerate vesting of an option and/or vary or waive one or more performance conditions attaching to an option in certain circumstances.

Options granted under the LTIP may not be exercised after the fifteenth anniversary (the tenth anniversary in the case of options granted under the U.S. Appendix) of the date of grant and generally may only be exercised on the occurrence of an exit event, including an initial public offering. The Business Combination Closing constituted an exit event under the terms of the plan. Therefore, options held under the LTIP are exercisable to the extent vested upon completion of this offering and shall continue to vest and become exercisable in accordance with their terms.

Terms Generally Applicable to Options

Save for transferring an option to a deceased option holder’s personal representative on their death, options granted under the LTIP cannot be transferred, assigned or have any charge or other security created over them.

Options granted under the LTIP will lapse on the earliest of the following:
•an attempt to transfer, assign or encumber the option (save for a transfer to a personal representative on death);
•the board of directors determining that any performance target applicable to the option is no longer capable of being met;
•the date stated in the relevant option certificate;
•in respect of the unvested portion, upon the option holder’s termination of employment (or, in certain circumstances, the date on which notice of termination is given) for any reason;
•upon the option holder’s termination of employment (or, in certain circumstances, the date on which notice of termination is given) in certain bad leaver circumstances;
•unless otherwise determined by the board of directors, one month following an exit event in respect of an option holder whose employment terminated prior to such exit event (prior to the Business Combination Closing, the board of directors extended the exercise period for options granted under the LTIP to one month after the 180-day lock-up period in effect after the Business Combination, if the option holder’s employment terminated prior to the Business Combination);
•within certain defined periods following an exit event other than an initial public offering; or
•the option holder becoming bankrupt.

Corporate Transactions

Upon the occurrence of certain corporate transactions, the exercise period applicable to options may be curtailed and/or option holders may be offered the opportunity to exchange their options for options over shares in an acquiring company. Upon a variation of share capital, the board of directors may determine that adjustments are made to the number of shares under option, the exercise price and / or the description of the shares under options.

Amendments to the LTIP

The board of directors can amend the LTIP from time to time save that an amendment may not adversely affect the rights of an existing option holder except where the amendment has been approved by a certain threshold of option holders.

Company Share Option Plan (CSOP)

The CSOP was adopted on February 24, 2021 and is intended to qualify as a company share option plan that meets the requirements of Schedule 4 to the Income Tax (Earnings and Pensions) Act 2003 (“ITEPA”). Options granted under the CSOP are, subject to certain qualifying conditions being met, potentially U.K. tax favored options up to an individual limit of £30,000 calculated by reference to the market value of the shares under option at the date of grant.

Options granted under the CSOP were originally granted over Babylon Holdings Class B Shares. Following the Reclassification, the options subsist over Class A ordinary shares.

Options granted under the CSOP must have an exercise price equal to or more than the market value of a share on the date of grant and, where the exercise of an option is to be satisfied by newly issued shares, the exercise price must not be less than the nominal value of a share.

No options have been granted under the CSOP since the Business Combination Closing.

Participation / Eligibility and Administration

Options granted under the CSOP were granted by the board of directors in its absolute discretion (or by an officer to the extent authority was delegated by the board of directors) to employees that qualified to be granted an option under Schedule 4 of ITEPA.

Vesting and Exercise of Options

Options granted under the CSOP were generally granted subject to a vesting schedule containing one or more time-based conditions and additionally, or in the alternative, specific performance conditions that must be met before all or part of an option can be exercised. The board of directors may accelerate vesting of an option and/or vary or waive one or more performance conditions attaching to an option in certain circumstances.

Options granted under the CSOP may not be exercised after the fifteenth anniversary of the date of grant and generally may only be exercised on the earliest of (i) termination of the option holder’s employment in certain good leaver circumstances; (ii) an exit event, including an initial public offering; or (iii) 30 days prior to the expiry date of the option. The Business Combination Closing constituted an exit event under the terms of the plan. Therefore, options held under the CSOP are exercisable to the extent vested upon completion of this offering and shall continue to vest and become exercisable in accordance with their terms.

Terms Generally Applicable to Options

Save for transferring an option to a deceased option holder’s personal representative on their death, options granted under the CSOP cannot be transferred, assigned or have any charge or other security created over them.

Options granted under the CSOP will lapse on the earliest of the following:
•an attempt to transfer, assign or encumber the option (save for a transfer to a personal representative on death);
•the date stated in the relevant option certificate;
•the first anniversary of an option holder’s death;
•in respect of the unvested portion, upon the option holder’s termination of employment (or the date on which notice of termination is given) for any reason;

•upon the option holder’s termination of employment (or the date on which notice of termination is given) in certain bad leaver circumstances;
•6 months after termination of the option holder’s employment in certain good leaver circumstances;
•within certain defined periods following an exit event other than an initial public offering; or
•the option holder becoming bankrupt.

Corporate Transactions

Upon the occurrence of certain corporate transactions, the exercise period applicable to options may be curtailed and/or option holders may be offered the opportunity to exchange their options for options over shares in an acquiring company. Upon a variation of share capital, the board of directors may determine that adjustments are made to the number of shares under option, the exercise price and / or the description of the shares under options, subject to certain conditions and the relevant provisions of ITEPA.

Amendments to the CSOP

The board of directors can amend the CSOP from time to time save that such amendments (i) cannot be made if it would mean that the CSOP would no longer qualify under Schedule 4 of ITEPA; (ii) cannot be made without option holders’ prior written consent if the amendment is material.

Restricted B Shares (CSOP Plus)

Prior to the Reclassification, certain of our employees held the beneficial interest in certain Babylon B ordinary shares, which were subject to vesting and forfeiture pursuant to individual award agreements. In connection with the Reclassification, these Babylon B ordinary shares were re- designated as Class A ordinary shares. These Class A ordinary shares are subject to the same vesting and forfeiture terms as applied to the relevant Babylon B ordinary shares. The legal title to these Class A ordinary shares is held by a third party employee benefit trust.

Growth Shares

Prior to the Reclassification, certain of our employees held Babylon Holdings Class G1 Shares which were subject to a hurdle and forfeiture under the terms of our then existing articles of association and vesting on the terms of individual award agreements. In connection with the Reclassification, these Babylon Holdings Class G1 Shares were converted into Babylon Holdings Class B Shares pursuant to a conversion ratio determined by reference to the relative values of the Babylon Holdings Class G1 Shares and the Babylon Holdings Class B Shares and were subsequently re-designated as Class A ordinary shares. These shares of common stock are subject to the same vesting and forfeiture terms as applied to the relevant Babylon Holdings Class G1 Shares.

Compensation Committee Interlocks and Insider Participation

Our remuneration committee is currently composed of Messrs. Ganev and Brilioth. No member of our remuneration committee is or was formerly an officer or an employee of the Company. During 2022, Mr. Ganev served as a director of various entities affiliated with Kinnevik AB (publ), including as a member of the compensation committees of Global Fashion Group and Tele2 AB. During 2022, Mr. Brilioth served as the Managing Director and a director of VNV AB Global (publ).

On November 4, 2022, we closed our 2022 Private Placement in which we issued and sold an aggregate of 7,596,979 Class A ordinary shares to certain shareholders for $10.54 per share, pursuant to subscription agreements entered into on October 16, 2022 and October 17, 2022. We received gross proceeds of approximately $80,000,000. The 2022 Private Placement included issuances of 2,419,638 Class A ordinary shares to Invik S.A., a wholly-owned subsidiary of Kinnevik AB (publ), and 1,861,260 Class A ordinary shares to entities affiliated with VNV Global AB (publ), each of which is a holder of more than 5% of our Class A ordinary shares.

Non-Employee Director Compensation

The following table summarizes the compensation received by our non-employee directors for 2022 under the Outside Director Compensation Policy:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mohannad AlBlehed(2)	—	—	—	—	—	—	—
Per Brilioth(3)	105,466	—	—	—	—	—	105,466
Georgi Ganev(3)	105,466	—	—	—	—	—	105,466
David Warren	81,616	144,817	—	—	—	—	226,433

(1) The amount shown for stock awards represents the aggregate grant date fair value of RSUs awards granted to the named directors as computed in accordance with FASB ASC Topic 718, as discussed in Note 18 to our consolidated financial statements. The grant date fair value of the RSU is measured based on the closing price of our Class A ordinary shares on the date of grant.
(2) Mr. AlBlehed declined to receive compensation.
(3) Elected to waive the equity compensation under the Outside Director Compensation Policy and signed an equity waiver letter to this effect.

In connection with the Business Combination Closing, we approved the Outside Director Compensation Policy, pursuant to which each non-employee director receives cash and/or equity amounts for their services on our board of directors, as described below.

Cash Compensation

Each non-employee director is eligible to receive the following annual cash retainers for specified board and/or committee service:
•$70,000 per year for service as a member of our board of directors;
•$30,000 per year for service as non-executive Chair of our board of directors;
•$20,000 per year for service as chair of our audit committee;
•$15,000 per year for service as our lead independent director;
•$15,000 per year for service as chair of our remuneration committee;
•$10,000 per year for service as a member of our audit committee;
•$8,000 per year for service as chair of our nominating and corporate governance committee;
•$7,500 per year for service as a member of our remuneration committee; and
•$4,000 per year for service as a member of our nominating and corporate governance committee.

Equity Compensation

Non-employee directors are eligible to receive all types of equity awards (except incentive stock options) under our 2021 Plan. All grants of awards under our Outside Director Compensation Policy are automatic and non-discretionary.

Upon joining our board of directors, each newly-elected non-employee director is eligible to receive an initial equity award under our 2021 Plan with a value of approximately $175,000. This initial award will vest in equal installments annually over a three-year period, subject to continued service through each vesting date. The initial award will be in the form of restricted stock units.

On the date of each annual general meeting of shareholders, each non-employee director who is continuing as a director following the meeting will be granted an annual equity award under our 2021 Plan with a value of approximately

$175,000, provided the non-employee director has continued to serve on our board of directors. This annual award will vest as to 100% of the shares on the one-year anniversary of the date of grant.

Notwithstanding the vesting schedules described above, the vesting of all equity awards granted to a non-employee director, including any award granted outside of our Outside Director Compensation Policy, will vest in full upon a “change in control” (as defined in our 2021 Plan).

Mr. Ganev and Mr. Brilioth have both elected to waive the equity compensation that they are entitled to under the Outside Director Compensation Policy and have signed an equity waiver letter to this effect.

Insurance and Indemnification

To the extent permitted under Jersey law, we are empowered to indemnify our directors against any liability they incur by reason of their directorship. We have obtained directors’ and officers’ insurance to insure such persons against certain liabilities. Insofar as indemnification of liabilities arising under the Securities Act may be permitted to our board, executive officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our Class A ordinary shares as of March 1, 2023 by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding Class A ordinary shares;
•each member of our board of directors and each of our executive officers, including certain former executive officers; and
•all of our directors and executive officers as a group.

The number of ordinary shares beneficially owned by each entity, person, executive officer or director is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Class A ordinary shares over which the individual has sole or shared voting power or investment power as well as any Class A ordinary shares that the individual has the right to acquire within 60 days from March 1, 2023 through the exercise of any option, warrant or other right or through the conversion of a security. Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in the table have sole voting and investment power with respect to all Class A ordinary shares held by that person based on information provided to us by such person. This table is based on information supplied by our directors and officers and by Schedules 13D and 13G, or amendments thereto, filed with the SEC, as indicated in the table footnotes.

The percentage of beneficial ownership is calculated based upon a total of (i) 24,860,752 Class A ordinary shares issued and outstanding as of March 1, 2023, adjusted for options or restricted stock units held by each owner that are currently exercisable or exercisable within 60 days of March 1, 2023, if any. Except as otherwise indicated, the address for the persons named in the table is 1 Knightsbridge Green, London, SW1X 7QA, United Kingdom.

Directors and Executive Officers	Class A ordinary shares	Percent of Class A ordinary shares
Ali Parsadoust (1)	6,277,983	25.3%
Paul-Henri Ferrand (2)	116,866	0.5%
Darshak Sanghavi (3)	13,662	0.1%
Mohannad AlBlehed	—	—%
Per Brilioth (4)	—	—%
Georgi Ganev	—	—%
Mairi Johnson (5)	633	—%
David Warren	293	—%
All current executive officers and directors as a group (9 persons)(6)	6,414,958	25.8%
Former Executive Officers
Charlie Steel(7)	—	—%
Steve Davis(7)	17,093	0.1%
5% or more Holders
Invik S.A. (8)	4,617,340	18.6%
Entities affiliated with VNV Global AB (publ) (9)	4,034,631	16.2%
Public Investment Fund (10)	3,030,789	12.2%

(1) Consists of i) 6,245,983 shares of Class A ordinary shares held of record by ALP Partners Limited and ii) 32,000 Class A ordinary shares issuable upon the distribution of Restricted Stock Awards, vested as of or within 60 days of this report, held of record by Dr. Ali Parsadoust. ALP Partners Limited is an entity owned and controlled by Dr. Ali Parsadoust. Mairi Johnson is Dr. Parsadoust’s spouse and thus may be deemed to beneficially own the shares held by Dr. Parsadoust.

(2) Consists of i) 19,358 Class A ordinary shares issuable upon the exercise of options, as of or within 60 days of this report, held of record by Paul-Henri Ferrand, ii) 56,000 Class A ordinary shares issuable upon the distribution of Restricted Stock Awards, as of or within 60 days of this report, held of record by Paul-Henri Ferrand and iii) 41,508 issued and outstanding Class A ordinary shares.

(3) Consists of i) 3,034 issued and outstanding Class A ordinary shares and ii) 628 Class A ordinary shares issuable upon vesting of Restricted Stock Units within 60 days of this report and iii) 10,000 Class A ordinary shares issuable upon the distribution of Restricted Stock Awards, vested as of or within 60 days of this report, held of record by Darshak Sanghavi.

(4) Per Brilioth is the Managing Director and a member of the Board of Directors of VNV Global AB (publ), VNV Sweden AB and Global Health Equity AB (publ). Mr. Brilioth disclaims any beneficial ownership of the shares described in footnote 9, except to the extent of any pecuniary interest therein.
(5) Mairi Johnson is Dr. Parsadoust’s spouse and thus may be deemed to beneficially own the shares held by Dr. Parsadoust described in footnote 1.
(6) This includes all applicable Class A ordinary shares held by our current executive officers and directors, in addition to 5,136 issued and outstanding Class A ordinary shares and 385 Class A ordinary shares issuable upon vesting of Restricted Stock Units within 60 days of this report and held by record of David Humphreys, our current Chief Financial Officer.

(7) Charlie Steel, our former Chief Financial Officer, served as an executive officer until September 2022, and Steve Davis, our former Chief Technology Officer, served as an executive officer until August 2022.
(8) Based on information reported on Form 3 filed by Kinnevik AB (publ) and Invik S.A. on December 30, 2022 and information available to us, represents of 4,617,340 Class A ordinary shares held of record by Invik S.A., a wholly owned subsidiary of Kinnevik AB (publ), a Swedish publicly traded company. The address for Invik S.A. is 51, Boulevard Grande-Duchesse Charlotte, L-1331 Luxembourg.

(9) Based on information reported on Form 3 filed by VNV Global AB (publ) and VNV (Cyprus) Limited on December 30, 2022 and information available to us, consists of (i) 3,324,819 Class A ordinary shares held of record by VNV (Cyprus) Limited, a wholly-owned subsidiary of VNV Global AB (publ), a Swedish publicly traded company, and (ii) 709,812 Class A ordinary shares held of record by Global Health Equity (Cyprus) Ltd. VNV Global AB (publ) is the direct and sole shareholder of VNV (Cyprus) Limited. Investment and voting decisions relating to holdings of VNV (Cyprus) Limited are made by a board of directors consisting of four individuals on the basis of recommendations issued by a five member board of directors of VNV Global AB (publ). VNV Global AB (publ) indirectly holds, through its direct wholly-owned subsidiary VNV Sweden AB, 37.35% of the shares in Global Health Equity AB (publ), with the remainder held by other foreign institutional investors and individuals. VNV Global AB (publ) is the direct and sole shareholder of VNV Sweden AB. Investment decisions relating to holdings of VNV Sweden AB are made by a board of directors consisting of three individuals on the basis of recommendations issued by a five-member board of directors of VNV Global AB (publ), Global Healthy Equity AB (publ) is the direct and sole shareholder of Global Health Equity (Cyprus) Ltd. Investment decisions relating to holdings of Global Health Equity (Cyprus) Ltd are taken by a board of directors that consists of PC Nordic Administration Limited, a third-party corporate services provider, taking into account recommendations issued by a three-member board of directors of Global Health Equity AB (publ). The Global Health Equity AB (publ) board is comprised of the management of VNV Global AB (publ). The address for VNV (Cyprus) Limited is 1, Lampousas Street, 1095 Nicosia, Cyprus, and the address of Global Health Equity (Cyprus) Ltd is c/o Stasikratous, 22, Olga Court, Office 104, 1065 Nicosia, Cyprus. The business address of each of VNV Global AB (publ) and VNV Sweden AB is c/o Mäster Samuelsgatan 1, 111 44 Stockholm, Sweden.

(10) Based on information reported in a Schedule 13G/A filed by the Public Investment Fund on February 14, 2023 and information available to us, consists of 3,030,789 Class A ordinary shares held of record by the Public Investment Fund, an integral part of the Kingdom of Saudi Arabia. The board of directors of the Public Investment Fund consists of His Royal Highness Mohammad bin Salman Al-Saud (Chairman), H.E. Ibrahim Abdulaziz Al-Assaf, H.E. Mohammad Abdul Malek Al Shaikh, H.E. Khalid Abdulaziz Al-Falih, H.E. Dr. Majid Bin Abdullah Al Qasabi, H.E. Mohammad Abdullah Al-Jadaan, H.E. Mohamed Mazyed Altwaijri, H.E. Ahmed Aqeel Al-Khateeb, and H.E. Yasir Othman Al-Rumayyan. The address for the Public Investment Fund is Alr’idah Digital City, Building MU04, Al Nakhil District, P.O. Box 6847, Riyadh 11452, The Kingdom of Saudi Arabia.

For information related to the number of securities to be issued upon exercise of outstanding options, warrants and rights or through the conversion of a security, refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Agreements with Shareholders

November 2022 Private Placement of Class A ordinary shares

On November 4, 2022, we closed the 2022 Private Placement, pursuant to which we issued and sold an aggregate of 7,596,979 Class A ordinary shares to certain shareholders for $10.54 per share, pursuant to subscription agreements entered into on October 16, 2022 and October 17, 2022. We received gross proceeds of approximately $80,000,000. The 2022 Private Placement included issuances of 2,419,638 Class A ordinary shares to Invik S.A., 1,861,260 Class A ordinary shares to entities affiliated with VNV Global AB (publ), and 1,614,358 Class A ordinary shares to the Public Investment Fund, each of which is a holder of more than 5% of our Class A ordinary shares.

On November 1, 2022, in connection with the 2022 Private Placement, ALP Partners Limited, as the sole holder of all of our outstanding 3,185,503 Class B ordinary shares, converted all of the outstanding Class B ordinary shares to 3,185,503 Class A Ordinary Shares.

Agreements with Executive Officers and Directors

Employment Agreements

We have entered into new written employment agreements with our executive officers. The agreement of Dr. Parsadoust provides a notice period with respect to termination of the agreement by Babylon or by Dr. Parsadoust, during which time Dr. Parsadoust will continue to receive salary and benefits; provided that we may provide payment in lieu of all or a portion of the notice period. The written employment agreements with our other executive officers are at-will, and generally provide for customary severance.

These employment agreements also contain customary provisions regarding non-competition, non-solicitation, confidentiality of information and assignment of inventions. However, the enforceability of the non-competition provisions may be limited under applicable law.

Equity Awards and Related Agreements

Babylon has granted options to purchase Class A ordinary shares to certain executive officers. We describe the equity incentive plans under “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation — Equity Incentive Plans” and we describe certain agreements related to awards made to executive officers and directors under “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation — Equity Incentive Plans.”

On February 26, 2021, Charlie Steel, our former Chief Financial Officer, canceled the share options he held under the Babylon Long-Term Incentive Plan and purchased 182,495 Babylon Class B Shares, subject to certain transfer restrictions. In connection therewith, Mr. Steel entered into a loan agreement for $958,102 to Babylon in consideration of Babylon’s payment of the subscription price. This loan and all interest accrued thereon was forgiven upon the consummation of the Business Combination.

On April 1, 2021, Steve Davis, our former Chief Technology Officer, exercised an option to purchase 20,338 Class B Shares. In connection therewith, Mr. Davis issued a promissory note for $218,644 to Babylon in consideration of Babylon’s payment of the exercise price. This loan and all interest accrued thereon was forgiven prior to the consummation of the Business Combination.

In March and July 2022, the remuneration committee of our board of directors granted certain RSUs, RSAs and PSUs to certain of our senior employees.

Prior to the Reclassification, Paul-Henri Ferrand and Steve Davis, each an executive officer, held Babylon Class G1 Shares which were subject to a hurdle and forfeiture under the terms of Babylon’s then existing articles of association and vesting on the terms of individual award agreements. In connection with the Reclassification, the Babylon Class G1 Shares were converted into Babylon Class B Shares pursuant to a conversion ratio determined by reference to the relative values of the Babylon Class G1 Shares and the Babylon Class B Shares, and subsequently redesignated as Class A ordinary shares. The Class A ordinary shares are subject to substantially the same vesting and forfeiture terms as applied to the relevant Babylon Class G1 Shares pursuant to the applicable agreements entered into with Messrs. Ferrand and Davis.

Upon consummation of the Business Combination, Babylon granted Mr. Ferrand an option to acquire 51,654 Class A ordinary shares and Mr. Davis an option to acquire 36,188 Class A ordinary shares as additional equity incentives. The options were granted under the 2021 Plan.

Indemnification Agreements

We have entered into, or expect to enter into, indemnification agreements with each of our directors and executive officers. Such indemnification agreements and the Babylon Articles require us to indemnify our directors and executive officers to the fullest extent permitted by law. See “Item 10. Directors, Executive Officers and Corporate Governance” for details.

Related Person Transactions Policy

We have adopted a Related Person Transaction Policy requiring that all related person transactions required to be disclosed pursuant to the Exchange Act be reviewed, approved or ratified, and monitored by our audit committee; including, but not limited to related person transactions involving our directors or executive officers.
Item 14. Principal Accountant Fees and Services

Independent registered public accounting firm

The following table shows the fees billed to us for the audit and other services provided by our auditor during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	$’000	$’000
Audit Fees(1)	1,524	1,503
Audit-Related Fees(2)	279	762
Tax Fees(3)	—	31
All Other Fees(4)	—	—
Total	1,803	2,296

(1) Represents aggregate fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, if applicable, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal years

(2) Represents aggregate fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1). These fees primarily relate to audit-related professional services needed for registration statements filed throughout the period.
(3) Represents aggregate fees for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.
(4) Represents the aggregate fees for products and services provided by our principal accountant and not included in items footnotes (1), (2), or (3).

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.
(2) Financial Statements:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits
A list of exhibits is set forth on the Exhibit Index immediately prior to the signature page of this Form 10-K, and is incorporated herein by reference.
Item 16. Form 10-K Summary

None.

EXHIBIT INDEX
The following exhibits are filed herewith unless otherwise indicated:

Exhibit Number	Exhibit Description
2.1†^
Merger Agreement, dated as of June 3, 2021, by and among Alkuri Global Acquisition Corp., Babylon Holdings Limited, Liberty USA Merger Sub, Inc., Alkuri Sponsors LLC, and Dr. Ali Parsadoust (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form F-4, filed with the SEC on July 2, 2021).

2.2†^
Amended and Restated Agreement and Plan of Merger, dated as of March 5, 2021 by and among Babylon Holdings Limited, Babylon Acquisition Corp. and Higi SH Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 15, 2021).

2.3^
Letter Agreement, dated as of June 2, 2021 by and among Babylon Holdings Limited, 7Wire Ventures Fund, L.P., Flare Capital Partners I, LP, Flare Capital Partners I-A, LP and William Wrigley, Jr. as Trustee of Trust #101 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 15, 2021)

2.4^
Second Amended and Restated Agreement and Plan of Merger, dated as of October 29,2021, by and among higi SH Holdings Inc., Babylon Holdings Limited, Babylon Acquisition Corp. and Shareholder Representative Services LLC, solely in its capacity as Stockholder Representative (incorporated by reference to Exhibit 4.4 to the Company’s Form 20-F, filed with the SEC on March 20, 2022).

3.1^	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F, filed with the SEC on March 30, 2022)
3.2	Amended and Restated Memorandum of Association, effective December 15, 2022.
4.1	Description of Securities of Registrant
4.2^
Specimen Class A Ordinary Share Certificate of Babylon Holdings Limited (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 15, 2021).

4.3^
Note Subscription Agreement among Babylon Holdings Limited and certain subscribers (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form F-1, filed with the SEC on November 9, 2021).

4.4^
Warrant Instrument, dated November 4, 2021, with respect to warrants to purchase Class A ordinary shares from Babylon Holdings Limited to certain Note Subscribers (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form F-1, filed with the SEC on November 9, 2021).

4.5^	Note Certificates for Notes due 2026 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form F-1, filed with the SEC on November 9, 2021).
4.6^	Note Certificates for Additional Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K, filed with the SEC on April 6, 2022).
4.6^
Note Subscription Agreement, made on December 23, 2021, between Babylon Holdings Limited and the Note Subscribers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 6-K, filed with the SEC on December 29, 2021).

4.7^	Amended and Restated Warrant Instrument (incorporated by reference to Exhibit 4.2 to the Company’s Form 6-K, filed with the SEC on April 6, 2022).
4.8	Loan Note Facility Agreement, dated March 9, 2023, between the Company, the Original Guarantors identified therein, and Kroll Trustee Services Limited, as Trustee and Security Agent.
4.9	Supplemental Deed Poll, dated March 15, 2023, relating to US$300,000,000 Notes due 2026
4.10	Deed of Amendment and Restatement in Respect of Warrant Instrument, dated March 15, 2023
10.1^	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Alkuri Global Acquisition Corp.’s Form 8-K, filed with the SEC on June 4, 2021).
10.2^
Voting and Support Agreement dated as of June 3, 2021, by and among Alkuri Global Acquisition Corp. and certain shareholders of Babylon Holdings Limited (incorporated by reference to Exhibit 10.3 of Alkuri Global Acquisition Corp.’s Form 8-K, filed with the SEC on June 4, 2021).

10.3^
Lockup Agreement dated as of June 3, 2021, by and among Babylon Holdings Limited, Alkuri Sponsors LLC, and certain shareholders of Babylon Holdings Limited (incorporated by reference to Exhibit 10.4 of Alkuri Global Acquisition Corp.’s Form 8-K, filed with the SEC on June 4, 2021).

10.4^
Director Nomination Agreement dated as of June 3, 2021, by and between Babylon Holdings Limited and Works Capital LLC (incorporated by reference to Exhibit 10.5 of Alkuri Global Acquisition Corp.’s Form 8-K, filed with the SEC on June 4, 2021).

Exhibit Number	Exhibit Description
10.5^
Registration Rights Agreement dated as of June 3, 2021, by and among Alkuri Sponsors LLC, Babylon Holdings Limited and certain shareholders of Babylon Holdings Limited (incorporated by reference to Exhibit 10.6 of Alkuri Global Acquisition Corp.’s Form 8-K, filed with the SEC on June 4, 2021).

10.6^	Lease of 1 Knightsbridge Green, London SW1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 27, 2021).
10.7^	Sublease of 2500 Bee Cave Road, Rollingwood, Texas 78746 (incorporated by reference to Exhibit 4.15 to the Company’s Form 20-F filed with the SEC on March 30, 2022).
10.8^#
Babylon Holdings Limited Long Term Incentive Plan, and form agreements thereunder (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 27, 2021)

10.9^#
Babylon Holdings Limited Company Share Option Plan, and form agreements thereunder (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form F-4/A, filed with the SEC on September 27, 2021)

10.10^#	Babylon Holdings Limited Employee Benefit Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form F-4/A filed with the SEC on September 27, 2021).
10.11^	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form F-4/A filed with the SEC on September 27, 2021).
10.12^#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Form 20-F filed with the SEC on March 30, 2022).
10.13#	Amendment to 2021 Equity Incentive Plan, effective as of December 15, 2022.
10.14#	Employment Agreement, dated August 1, 2022, by and between Babylon Inc. and Ali Parsadoust
10.15#	Employment Agreement, dated September 1, 2022, by and between Babylon Partners Limited and David Humphreys
10.16#	Employment Agreement, dated August 1, 2022, by and between Babylon Inc. and Paul-Henri Ferrand
10.17#	Employment Agreement, dated August 1, 2022, by and between Babylon Inc. and Darshak Sanghavi
10.18^
Bond Terms and Conditions, dated as of August 18, 2021, between Babylon Holdings Limited and Nordic Trustee & Agency AB (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form F-4/A filed with the SEC on September 27, 2021)

10.19^	Form of Subscription Agreement, dated October 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 6-K filed with the SEC on October 18, 2022).
21.1	List of Subsidiaries of Babylon Holdings Limited
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
^ Previously filed.

* Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Management contract or compensatory plan.

† Schedules and exhibits to this Exhibit omitted pursuant to Instruction 4(a) as to Exhibits of Form 10-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABYLON HOLDINGS LIMITED

By:	/s/ Ali Parsadoust
Name: Ali Parsadoust
Title: Chief Executive Officer
Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ali Parsadoust	Chief Executive Officer and Director	March 16, 2023
Ali Parsadoust	(Principal Executive Officer)
/s/ David Humphreys	Chief Financial Officer	March 16, 2023
David Humphreys	(Principal Financial Officer and Principal Accounting Officer)
Director
Mohannad AlBlehed
/s/ Per Brilioth	Director	March 16, 2023
Per Brilioth
/s/ Georgi Ganev	Director	March 16, 2023
Georgi Ganev
/s/ Mairi Johnson	Director	March 16, 2023
Mairi Johnson
/s/ David Warren	Director	March 16, 2023
David Warren

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Babylon Holdings Limited
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Babylon Holdings Limited (and subsidiaries) (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net liability position that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
London, United Kingdom
March 16, 2023

Babylon Holdings Limited
Consolidated Balance Sheets

	As of December 31,
	2022	2021
	$’000	$’000
ASSETS
Current assets
Cash and cash equivalents	43,475	262,581
Trade receivables, net	15,524	8,278
Other receivables	17,502	15,758
Prepayments and contract assets	18,349	26,060
Assets held for sale	125,275	—
Total current assets	220,125	312,677
Property, plant and equipment, net	12,658	26,825
Operating lease right-of-use assets	13,327	10,943
Other intangible assets, net	—	28,774
Goodwill	—	67,361
Total assets	246,110	446,580
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities
Trade payables	9,600	17,179
Other payables	4,839	5,507
Accruals and other liabilities	30,029	36,729
Due to related parties	4,791	—
Claims payable	8,475	24,628
Contract liabilities	18,710	23,786
Lease liabilities	5,102	4,186
Liabilities held for sale	74,717	—
Loans and borrowings	—	185
Premium deficiency reserve	6,124	51,282
Total current liabilities	162,387	163,482
Loans and borrowings, net of current position	278,028	168,601
Contract liabilities, net of current position	46,160	70,396
Lease liabilities, net of current portion	14,056	8,436
Warrant liability	711	20,128
Deferred tax liability	—	1,065
Earnout liability	667	174,949
Premium deficiency reserve	—	890
Total liabilities	502,009	607,947
SHAREHOLDERS' EQUITY
Class A ordinary shares,$0.001056433113 par value; 260,000,000 shares authorized at December 31, 2022 and 2021; 24,858,717 and 13,356,991 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	13
Class B ordinary shares, $0.001056433113 par value; 124,000,000 shares authorized at December 31, 2022 and 2021; zero and 3,185,503 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	3
Additional paid-in capital	576,585	456,748
Accumulated deficit	(836,772)	(615,323)
Accumulated other comprehensive income / (loss)	4,272	(2,808)
Total stockholders' equity attributable to Babylon Holdings Limited stockholders	(255,899)	(161,367)
Non-controlling interests	—	—
Total shareholders' equity	(255,899)	(161,367)
Total liabilities and shareholders' equity	246,110	446,580
The accompanying notes form an integral part of the financial statements.

Babylon Holdings Limited
Consolidated Statement of Operations and Other Comprehensive Loss

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Revenue	1,109,669	320,827	79,272
Claims expense	(1,017,003)	(219,625)	(25,120)
Clinical care delivery expense	(80,624)	(69,831)	(42,134)
Platform & application expenses	(29,897)	(32,723)	(32,209)
Research & development expenses	(79,155)	(68,473)	(80,538)
Sales, general & administrative expenses	(227,937)	(187,172)	(90,687)
Premium deficiency reserve income / (expense)	31,311	(46,533)	(5,639)
Impairment expense	(64,066)	—	—
Depreciation and amortization expenses	(12,050)	(9,185)	(3,955)
Loss from operations	(369,752)	(312,715)	(201,010)
Interest expense	(32,736)	(13,047)	(4,029)
Interest income	1,041	325	610
Gain on fair value remeasurement(1)	192,749	239,195	—
Loss on settlement of warrants	(2,397)	—	—
Exchange (loss) / gain	(10,420)	783	(2,836)
Gain on sale of subsidiary	—	3,917	—
Share of net loss on equity method investments	—	(3,339)	(1,124)
Net loss from operations before income taxes	(221,515)	(84,881)	(208,389)
Tax benefit / (provision)	66	1,443	(4,639)
Net loss	(221,449)	(83,438)	(213,028)
Other comprehensive loss
Currency translation differences	7,080	(564)	3,580
Other comprehensive gain / (loss), net of income tax	7,080	(564)	3,580
Total comprehensive loss	(214,369)	(84,002)	(209,448)
Net loss attributable to:
Equity holders of the parent	(221,449)	(77,409)	(211,797)
Non-controlling interest	—	(6,029)	(1,231)
	(221,449)	(83,438)	(213,028)
Total comprehensive loss attributable to:
Equity holders of the parent	(214,369)	(77,973)	(208,217)
Non-controlling interest	—	(6,029)	(1,231)
	(214,369)	(84,002)	(209,448)
Net loss per share(2)
Net loss per share, basic and diluted, from operations	(12.01)	(6.93)	(21.80)
Weighted average shares outstanding, basic and diluted	18,439,104	11,169,203	9,717,434
The accompanying notes form an integral part of the financial statements.

___________________________________________________
(1) Gain / (loss) on fair value remeasurement includes Gain / (loss) on warrant liabilities of $18.2 million (2021: $27.8 million, 2020: zero) and Gain / (loss) on earnout liabilities of $174.3 million (2021: $206.7 million, 2020: zero). See Note 20 for more details. Within Gain / (loss) on fair value measurement for the year ended December 31, 2021 includes a gain of $4.6 million for the fair value remeasurement of existing equity interest in Higi upon acquisition. See Note 4 for more details.
(2) Net loss per share, basic and diluted, is calculated from Net loss attributable to the equity holders of the parent and is the same for both Class A ordinary shares and Class B ordinary shares. See Note 23 for details.

Babylon Holdings Limited
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Previous Units Existing until the Merger			Current Units created for the Merger
	Ordinary A shares	Ordinary B shares	Preference C shares	Class A ordinary shares	Class B ordinary shares	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Equity attributable to owners of the parent company	Non-controlling interest	Total shareholders’ equity (deficit)
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2019	2	8	3	—	—	458,393	(323,211)	(5,824)	129,371	—	129,371
Net loss	—	—	—	—	—	—	(211,797)	—	(211,797)	(1,231)	(213,028)
Foreign exchange movement	—	—	—	—	—	—	—	3,580	3,580	—	3,580
Issuance of shares	—	—	—	—	—	11,907	—	—	11,907	—	11,907
Conversion of convertible debt	—	—	—	—	—	30,189	—	—	30,189	—	30,189
Equity-settled stock-based payment transactions	—	—	—	—	—	16,917	—	—	16,917	—	16,917
Balance at December 31, 2020	2	8	3	—	—	517,406	(535,008)	(2,244)	(19,833)	(1,231)	(21,064)
Net loss	—	—	—	—	—	—	(77,409)	—	(77,409)	(6,029)	(83,438)
Foreign exchange movement	—	—	—	—	—	—	—	(564)	(564)	—	(564)
Net consolidation of subsidiaries	—	—	—	—	—	31,570	(2,906)	—	28,664	7,260	35,924
Conversion of shares for the Merger	(2)	(8)	(3)	13	—	—	—	—	—	—	—
Issuance of shares in Merger and PIPE financing	—	—	—	—	3	198,299	—	—	198,302	—	198,302
Equity issuance costs	—	—	—	—	—	(32,787)	—	—	(32,787)	—	(32,787)
Conversion of convertible debt	—	—	—	—	—	70,000	—	—	70,000	—	70,000
Equity issued as consideration for acquisitions	—	—	—	—	—	2,349	—	—	2,349	—	2,349
Equity-settled stock-based payment transactions	—	—	—	—	—	48,186	—	—	48,186	—	48,186
Earnouts issued	—	—	—	—	—	(381,693)	—	—	(381,693)	—	(381,693)
Other	—	—	—	—	—	3,418	—		3,418		3,418
Balance at December 31, 2021	—	—	—	13	3	456,748	(615,323)	(2,808)	(161,367)	—	(161,367)
Net loss	—	—	—	—	—	—	(221,449)	—	(221,449)	—	(221,449)
Foreign exchange movement	—	—	—	—	—	—	—	7,080	7,080	—	7,080
Equity issuance costs	—	—	—	—	—	(712)	—	—	(712)	—	(712)
Issuance of shares in warrant exchange	—	—	—	—	—	4,923	—	—	4,923	—	4,923
Other	—	—	—	—	—	1,070	—	—	1,070	—	1,070
Conversion of shares for PIPE financing	—	—	—	3	(3)	—	—	—	—	—	—
Issuance of shares in PIPE financing	—	—	—	—	—	80,000	—	—	80,000	—	80,000
Equity-settled stock-based payment transactions	—	—	—	—	—	34,556	—	—	34,556	—	34,556
Balance at December 31, 2022	—	—	—	16	—	576,585	(836,772)	4,272	(255,899)	—	(255,899)
The accompanying notes form an integral part of the financial statements.

Babylon Holdings Limited
Consolidated Statement of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Cash flows from operating activities
Net loss	(221,449)	(83,438)	(213,028)
Adjustments to reconcile Net loss to net cash used in operating activities:
Non-cash interest expense, net	31,695	12,743	3,419
Non-cash restructuring and other termination benefits	5,071	—	—
Stock-based compensation	34,556	48,186	9,557
Depreciation and amortization	12,050	9,185	3,955
Exchange loss / (gain)	10,420	(783)	7,318
Gain on fair value remeasurement	(192,749)	(239,195)	—
Premium deficiency reserve (income) / expense	(31,311)	46,533	5,639
Loss on settlement of warrants	2,397	—	—
Taxation	(66)	(1,443)	4,639
Impairment expense	64,066	—	—
Share of net loss of equity method investments	—	3,339	1,124
Gain on sale of subsidiary	—	(3,917)	—
Working capital adjustments
(Increase) / Decrease in trade and other receivables	(19,643)	(4,868)	1,668
Decrease / (Increase) in prepayments and contract assets	6,186	(15,864)	(2,454)
Increase in trade, other and claims payables	27,036	27,364	6,614
Decrease in accruals and other liabilities and due to related parties	(18,729)	(3,447)	(1,470)
(Decrease) / Increase in contract liabilities	(21,937)	17,404	(5,566)
Increase / (Decrease) in operating lease liabilities	999	(1,245)	(1,898)
Net cash used in operating activities	(311,408)	(189,446)	(180,483)
Cash flows from investing activities
Capital expenditure	(8,514)	(8,103)	(719)
Acquisitions, net of cash acquired	—	(22,843)	(25,671)
Purchase of shares in equity method investments and joint ventures	—	(5,000)	(10,000)
Proceeds from sale of investment in subsidiary	—	2,213	—
Net cash used in investing activities	(8,514)	(33,733)	(36,390)
Cash flows from financing activities
Proceeds from issuance of notes and warrants	100,000	270,563	—
Proceeds from the issuance of shares	80,000	229,311	12,096
Payment of debt issuance costs	(4,256)	(1,446)	(10,245)
Payment of equity issuance costs	(2,210)	(31,239)	—
Other financing activities, net	(359)	(470)	—
Repayment of cash loan	—	(82,000)	—
Proceeds from issuance of convertible loan notes	—	—	100,000
Net cash provided by financing activities	173,175	384,719	101,851
Less: Cash and cash equivalents classified as held for sale	(61,000)	—	(577)
Net increase / (decrease) in cash and cash equivalents	(207,747)	161,540	(115,599)
Cash and cash equivalents at January 1,	262,581	101,757	214,888
Effect of movements in exchange rate on cash held	(11,359)	(716)	2,468
Cash and cash equivalents at December 31,	43,475	262,581	101,757
The accompanying notes form an integral part of the financial statements.

The supplemental disclosure requirements for the Consolidated Statement of Cash Flows are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Non-cash financing and investing activities:
Issuance of Loans and borrowings upon conversion of interest	10,466	1,431	—
Shares issued upon settlement of warrants	4,626	—	—
Impairment expense recognized due to restructuring	4,247	—	—
Accrued and unpaid interest within Accruals and other liabilities	(3,911)	(2,519)	—
Fair value of warrants issued	(3,418)	(47,939)	—
Capital expenditures in trade payables	(521)	(1,706)	—
Fair value of Earnout liabilities issued in connection with Loans and borrowings	—	381,693	—
Conversion of borrowings	—	70,000	—
Acquisition date fair value of Higi upon consolidation	—	59,986	—
Acquisitions of non-controlling interests	—	(7,260)	—
Equity and debt issuance costs in Accruals and other liabilities	—	(4,521)	—
Equity issued as consideration for acquisitions	—	(2,349)	—
The accompanying notes form an integral part of the financial statements.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

1.    Corporate Information
Babylon Holdings Limited (the “Company,” “Babylon,” “we” or “our”) is incorporated, registered and domiciled in Jersey. The principal executive offices is 2500 Bee Cave Road, Building 1 — Suite 400, Austin, Texas 78746.
Babylon is a digital-first, value-based care healthcare company whose mission is to make high-quality healthcare accessible and affordable for everyone on Earth. Babylon is re-engineering healthcare, shifting the focus from sick care to proactive healthcare, in order to improve the overall patient experience and reduce healthcare costs. This is achieved by leveraging a highly scalable, digital-first platform combined with high quality, virtual clinical operations to provide integrated, personalized healthcare. Babylon works with governments, health providers and insurers across the globe, and support healthcare facilities from small local practices to large hospitals.
On June 3, 2021, Babylon announced it entered into a definitive merger agreement (the “Merger Agreement”) with Alkuri Global Acquisition Corp (“Alkuri”), a special purpose acquisition company (the “Merger”) following the unanimous approval of the Board of Directors of the Company and Alkuri. The transaction was consummated on October 21, 2021, and the combined company operates as Babylon and trades on the New York Stock Exchange. The Merger was accounted for as a recapitalization in accordance with ASC 805, Business Combinations (“ASC 805”) as issued by the Financial Accounting Standards Board. Under this method of accounting, Babylon was treated as the “acquirer” company. This determination was primarily based on Babylon comprising the ongoing operations of the combined company and Babylon’s senior management comprising the senior management of the combined company. See Note 3 for additional discussion.
2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
Prior to the year ended December 31, 2022, Babylon, including all wholly-owned subsidiaries and majority-owned or controlled entities (the “Group”), prepared its financial statements in accordance with the International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”), permitted in the United States as the Group qualified as a “foreign private issuer” under the rules and regulations of the Securities and Exchange Commission (“SEC”). At December 31, 2022, the Group no longer met the qualification to file its financial statements with the SEC as a foreign private issuer, and was considered to be a domestic filer. Accordingly, the Group now prepares its Consolidated Financial Statements in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). As a result of this current period adoption, the Group has retrospectively converted its Consolidated Financial Statements previously issued under IFRS to U.S. GAAP.

The Company consolidates certain professional service corporations (“PCs”) that are owned, directly or indirectly, and operated by appropriately licensed physicians. The Company maintains control of these PCs through contractual arrangements, which can include service agreements, financing agreements, equity transfer restriction agreements, and employment agreements, or a combination thereof, which are primarily established during the formation of the PCs. At inception, the contractual framework established between the Group and the PCs provides the Group with the power to direct the relevant activities in the conduct of the PC’s non-clinical administrative and other non-clinical business activities. The physicians employed by the PC are exclusively in control of, and responsible for, all aspects of the practice of medicine for their patients. In determining whether a particular set of activities and assets is a business, the Group assesses whether the set of assets and activities acquired includes, at a minimum, an input and a substantive process and whether the acquired set has the ability to produce outputs.

For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Loss attributable to noncontrolling interests” in the Consolidated Statement of Operations and Other Comprehensive Loss. The Company records a non-controlling interest for the portion attributable to its minority partners. Intercompany balances and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included from their respective dates of acquisition.

Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIEs. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively (see Note 11).

Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business and economic factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these Consolidated Financial Statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Consolidated Statement of Operations and Other Comprehensive Loss, and if material, are also disclosed in the Notes to Consolidated Financial Statements. Estimates that involve a significant level of estimation uncertainty and reasonably likely to have a material impact on the Consolidated Financial Statements of the Company include our impairment analyses over the carrying value of long-lived assets (including goodwill and intangible assets), certain assumptions for revenue recognition, the accounting for premium deficiency reserves, incurred but not reported (“INBR”) amounts within claims expense, and the accounting for business combinations. Other policies that use estimates include the accounting for financial instruments and the accounting for stock-based compensation awards. For more details related to these estimates, refer to their sections within Note 2 of our Consolidated Financial Statements.

Going Concern
At December 31, 2022, the Group incurred a loss for the year of $221 million (2021: loss of $83.4 million, 2020: loss of $213.0 million). As of December 31, 2022 the Group had a net liability position of $255.9 million (2021: $161.4 million). At December 31, 2022, the Group had cash and cash equivalents of $104.5 million (2021: $262.6 million) including $61.0 million of cash and cash equivalents held for sale. The Group has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising, including the closing of the Merger and PIPE Transaction (as defined below) on October 21, 2021 receiving proceeds of $229.3 million (Note 3), entering into a note subscription agreement for $200.0 million on October 8, 2021 (Note 17), entering an additional unsecured note on March 31, 2022 for $100.0 million (Note 17), and entering into subscription agreements with several investors for a private placement of our Class A ordinary shares for $80.0 million (Note 19). The Group’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

Management performed a going concern assessment for a period of twelve months from the date of approval of these Consolidated Financial Statements to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023 we entered into a committed working capital facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million (Note 25) with certain affiliates of our existing counterparty for our note subscription agreement (Note 17). The purpose of this facility is to provide us with funding for a period of time that allows us to execute binding bids relating to a successful sale of our Meritage Medical Network/Independent Physicians Association Business (referred to as “IPA Business” or “IPA reporting unit” throughout our consolidated financial statements; Note 5) or other strategic alternatives which would provide us with sufficient liquidity to fund our liabilities as they become due through March 31, 2024.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

While there is no assurance that the facility will provide us with funding for a time period that allows us to execute binding bids relating to a successful sale of our IPA Business or other strategic alternatives, management believes it remains appropriate to prepare our financial statements on a going concern basis.

However, the above indicates that there are material uncertainties (ability to raise further capital through the successful execution of our planned sale of the IPA Business or other strategic alternatives) related to these potential events and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the financial statements have been issued.

The financial statements do not include any adjustments that would result from the basis of preparation being inappropriate.

Revenue Recognition
Revenue is primarily derived from the following sources: (1) capitation revenue from value-based care services, (2) software license fees for the provision of AI services, and (3) patient revenues from the provision of clinical services.

Revenue is recognized upon transfer of control of services to customers in an amount that reflects the consideration which the Group expects to receive in exchange for those services.

Contract assets are recognized when there is an excess of revenue earned over billings on contracts where the rights are conditional on something other than passage of time. Contract assets primarily relate to the Group’s rights to consideration for work performed but subject to customer acceptance at the reporting date.

Contract liabilities are recognized when there are billings in excess of revenues earned for services rendered.

The Group’s contracts with customers could include promises to transfer multiple services to a customer. The Group assesses the services promised in a contract and identifies distinct or bundled performance obligations in the contract. Identification of these performance obligations involves judgement to determine the promises and the ability of the customer to benefit independently from such promises. If multiple performance obligations are identified in the contract the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Group recognizes revenue as or when the performance obligations under the contract are satisfied. Transaction prices are adjusted for the effects of a significant financing component if we expect, at contract inception, that the period between the transfer of the promised goods or services to the customer and when the customer pays for that service will be more than one year.

The Group exercises judgement in determining whether the performance obligation is satisfied at a point in time or over a period of time. The Group considers indicators such as how a customer consumes benefits as services are rendered, existence of enforceable rights to payment for performance to date, transfer of control to the customer and acceptance of delivery of the service by the customer.

Value-based Care Revenue
Value-based care (“VBC”) revenue consists primarily of per member per month (“PMPM”) allocations for care management services by the Group under arrangements with various customers. Under the typical capitation arrangement, we are entitled to PMPM fees to provide a defined range of VBC services to attributed members. PMPM fees are based upon fixed rates per member or a percentage of the per member premium of the health plan and are not dependent upon the volume of specific care services provided. In addition, the arrangements usually include payments dependent on factors such as the health of our members, our ability to realize savings in healthcare spend for those members and the achievement of certain quality performance metrics. Unlike clinical services revenue discussed below, the Group accepts partial or full financial risk (either global or professional) for members attributed to our VBC services in exchange for a fixed monthly allocation, which means we are responsible for the cost of all covered services provided to members.

In general, the Group considers all VBC revenue contracts as containing a single performance obligation to stand ready to provide managed VBC services to the attributed members. This performance obligation is satisfied over time as the Group stands ready to fulfill its obligation to the attributed members as a group. Accordingly, the Group recognizes revenue in the month in which attributed members are entitled to receive VBC services during the contract term.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Part of the consideration received under VBC revenue contracts is variable as the contracts contain provisions dependent on factors such as the health of our members, our ability to realize savings in healthcare spend for those members and the achievement of certain quality performance metrics. VBC revenue is estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Such uncertainties may only be resolved several months after the end of the reporting period because of the availability of sufficient reliable data relating to factors such as quality metrics, member specific attributes and healthcare service costs. Subsequent changes in estimates in VBC revenue and the amount of PMPM revenue to be recognized by the Company are reflected in subsequent periods.

VBC revenue is recognized gross when it is assessed that the performance obligation relates to the whole of the patient journey with the Group responsible for arranging, providing and controlling the VBC services provided to the attributed members, with expenses payable to other healthcare providers.

Software Licensing Revenue
Under ASC 606, Revenue from Contracts with Customers (“ASC 606”) the Group must determine whether the Group’s promise to grant a software license provides its customer with either a right to access the Group’s intellectual property (“IP”) or a right to use the Group’s IP. A software license will provide a right to access the IP if there is significant development of the IP expected in the future, whereas for a right to use, the IP is to be used in the condition it is at the time the software license is signed and made available to the customer. Our license fee revenue consists of artificial intelligence (“AI”) services that are provided on a continuous basis for the contractual period. Where we have determined that the customer obtains a right to access our AI services, we recognize revenue on a straight-line basis over the contractual term beginning when the customer has access to the service. Where we identify that the customer obtains a right to use license, we recognize revenue from the license upfront at the point in time at which the license is granted and the software is made available to the customer. Any contract specific revenue relating to localization of services prior to the commencement of software license term is not deemed to be distinct from the software license contract and is consequently also recognized over the software license term. Efforts to satisfy performance obligations are expended evenly throughout the performance period and so the performance obligation is considered to be satisfied evenly over time.

In some cases, we have concluded that upfront payments included in software license contracts with customers have a significant financing component considering the period between the upfront payment and the services provided, when the contract term is more than one year. As a result, the transaction price must be adjusted to account for the time value of money by using an appropriate discount rate. The discount rate utilized is determined based on the rate that would be reflected in a separate financing transaction with the customer. When a significant financing component exists, we recognize a contract liability for the entire upfront cash payment received, excluding the amount relating to the financing component from the transaction price. Additionally, interest expense is recognized over the duration of the contract under the amortized interest method.

Clinical Service Revenue
Clinical service revenue represents clinical services provided to our business and private patients under an arrangement and is recognized when the services are rendered. Our clinical service fees are based on PMPM subscription fees and fees per appointment (“fee-for-service”). PMPM subscription fees give members access to our clinical services over the contractual period as set forth in the arrangement, recognized monthly based on the number of members covered by the plan in a given month. Fee-for-service is based on contracted rates determined in agreed-upon compensation schedules and is recognized when the services are rendered at a point in time.

Claims Expense
Claims expense includes the costs of healthcare services rendered by third parties on behalf of patients which the Company is contractually obligated to pay, which includes estimates for medical expenses incurred but not yet reported (“IBNR”) using actuarial processes that are applied on a systematic and consistent basis. This process includes the development of estimates using historical claims experience and actuarial models when sufficient claims history is available from health plans and payors. Claims expense also includes other external costs incurred in the delivery of healthcare services including insurance premiums and recoveries.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Clinical Care Delivery Expense
Clinical care delivery expense includes the internal costs that we incur in the provision of healthcare services to patients, which is substantially composed of employee-related expenses such as salaries and wages for Babylon healthcare professionals. Other costs within Clinical care delivery expense include operating costs incurred for the delivery of healthcare services to patients, such as occupancy, medical supplies, and other support-related costs.

Platform & Application Expenses
Platform & application expenses are costs of revenue for our digital healthcare platform. These costs primarily include employee-related salaries, benefits, stock-based compensation, and contractor and consultant expenses that are engaged in providing professional services related to support and maintenance of the digital healthcare platform. These costs also include third-party application costs, hosting services, and other direct costs.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized if the product establishes technological feasibility. Technological feasibility is established when i) a product design and working model of the product has been completed and ii) testing has been completed over the working model along with ensuring its consistency with the product design. If the criteria is met, capitalized development costs are recorded as intangible assets and amortized from the point at which the development is complete, and the asset is available for use. Expenses that do not meet the criteria for capitalization are expensed as incurred within Platform & application expenses.

For the years ended December 31, 2022, 2021 and 2020, no costs were determined to meet the criteria to establish technological feasibility and therefore, were expensed as incurred.

Research & Development Expenses
Research & development expenses primarily included employee-related salaries, benefits, stock-based compensation, and contractor and consultant expenses that are engaged in performing activities to develop and improve the Group’s digital healthcare platform. These costs also include third-party application costs, hosting services, and other indirect costs. Research costs and development costs that do not meet the criteria for capitalization are expensed as incurred within Research & development expenses.
Sales, General & Administrative Expenses
Sales, general & administrative expenses include employee-related expenses, contractors and consultants expense, stock-based compensation, IT and hosting, marketing, training and recruiting expenses. Enterprise IT and hosting costs are primarily software subscriptions, domain and hosting costs.

Restructuring and Other Termination Benefits
Restructuring and other termination benefits includes expenses for severance, benefits, and contract termination costs for cost reduction efforts to accelerate the Group’s path to profitability. These specific initiatives were predominately completed within the third and fourth quarter of 2022. We accrued costs in connection with these initiatives in the period when the initiatives commence.

Premium Deficiency Reserve
Premium deficiency reserve is a liability balance based on estimates for anticipated losses on VBC contracts. These are reassessed by Management when it becomes probable that future losses will be incurred. Management establishes a premium deficiency reserve in current operations to the extent that the direct and indirect cost of fulfilling a VBC arrangement exceeds the future premiums. For purposes of calculating premium deficiency reserves, management groups contracts in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts. Losses or gains from the reassessment of the reserve are recorded in the period in which such losses or gains were identified and are reflected within the Consolidated Statement of Operations and Other Comprehensive Loss.

Claims Payable

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Claims payable includes costs for third party healthcare service providers who provide medical care to our members for which the Group is contractually obligated for financial risks relating to the medical services provided. These balances are netted with operating advances paid by the corresponding health plan of a contract as they used to satisfy the obligation to healthcare service providers. The estimated reserve for IBNR claims is included in the liability for unpaid claims in the Consolidated Balance Sheet. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges and other factors. We determine our estimates through a variety of actuarial models based on medical claims history to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Under the provisions of ASC 740-10, Income Taxes, the Company evaluates unrecognized tax benefit by reviewing against applicable tax law for all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying Consolidated Statement of Operations and Other Comprehensive Loss.

Net Loss Per Share
Basic and diluted net loss per share is presented in accordance with the two-class method required for participating securities. The Group considers the Earnout and certain Warrant liabilities as participating securities. Net loss is not allocated to deferred shares as the company has not issued any deferred shares nor does that form of stock share in losses of the Group. Net loss per share is computed by dividing the net loss attributable to equity holders of the Group by the weighted-average number of shares of ordinary shares of the Group outstanding during the period. In periods where the Group’s operations result in Net income, further adjustments to Net income could occur for the allocation of earnings to participating securities. Diluted net loss per share is computed by giving effect to all potential ordinary shares, to the extent they are dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential ordinary shares outstanding would have been anti-dilutive. We have included shares issuable for little or no cash consideration upon the satisfaction of certain conditions (contingently issuable shares), including options and warrants, within the computation of basic net loss per share as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent).

In periods where there is a change in common shares outstanding, including share splits and reverse share splits, the Group has adjusted the computations of basic and diluted net loss per share retroactively for all periods presented to reflect that change in capital structure.

Comprehensive Loss
Comprehensive loss consists of cumulative translation gains or losses. Unrealized gains or losses are net of any reclassification adjustments for realized gains and losses included in the Consolidated Statement of Operations and Other Comprehensive Loss.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Segment Reporting
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”), that the Company operates under one operating segment, and therefore one reportable segment for its Healthcare services. The Company’s chief operating decision makers (“CODMs”) regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM has been identified as the Chief Executive Officer, Although the Company derives its revenues from several different geographic regions, the Company neither allocates resources based on the operating results from the individual regions nor manages each individual region as a separate business/reporting unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues and net income. For the periods presented, the majority of the Company’s revenues were located in the United States and long-lived assets existed primarily in the United States until the Higi and IPA reporting units were classified as held for sale as of December 31, 2022. As such, we have identified a single operating segment and reportable segment however, concentrations exist within the single reportable segment for major customers and geographic information. Refer to Note 8 for details related to our reportable segment.

Business Combinations
The acquisition consideration is measured at fair value which is the aggregate of the fair values of the assets transferred, the liabilities incurred or assumed and the equity interests in exchange for control. The consideration transferred includes the fair value of any asset or liability resulting from a contingent consideration arrangement. Any contingent consideration to be transferred by the Group is recognized at fair value at the acquisition date. Subsequent changes to the fair value of the contingent consideration are recognized in the Consolidated Statement of Operations and Other Comprehensive Loss.
The consideration transferred in a business combination shall be measured at fair value, which shall be calculated as the sum of the acquisition-date fair values of the assets transferred by the acquirer, the liabilities incurred by the acquirer to former owners of the acquiree and the equity interests issued by the acquirer. The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to, future expected cash flows, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations, and appropriate discount rates and growth rates.
Where the consideration transferred, together with the non-controlling interest, exceeds the fair value of the net assets, liabilities and contingent liabilities acquired, the excess is recorded as goodwill. Acquisition related costs are expensed as incurred and classified as Sales, general & administrative expenses in the Consolidated Statement of Operations and Other Comprehensive Loss.
If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquiree is remeasured to fair value at the acquisition date. Any gains or losses arising from such remeasurement are recognized in the Consolidated Statement of Operations and Other Comprehensive Loss. When the Group increases its ownership interests held in one of its consolidated subsidiaries, any difference between the consideration given and the aggregate carrying value of the assets and liabilities of the acquired entity at the date of the transaction is included in equity in retained earnings.

Property, Plant and Equipment
Property, plant and equipment is stated at historical cost, which includes capitalized borrowing costs, as applicable, less accumulated depreciation and any accumulated impairment losses.
Subsequent expenditure is capitalized only if it is probable that the future economic benefits associated with the expenditure will flow to the Group and the cost of the item can be measured reliably. The carrying amount of any component accounted for as a separate asset is derecognized when replaced. All other repairs and maintenance are charged to the Consolidated Statement of Operations and Other Comprehensive Loss during the reporting period in which they are incurred.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Depreciation is calculated on a useful lives of the asset and recognized within Depreciation and amortization, as follows:

–Computer equipment	3 years
–Fixtures and fittings	3-5 years
–Deployed machinery	4 years
At the end of each reporting period, the depreciation method, useful life and residual value of each asset is reviewed. Any revisions are accounted for prospectively as a change in estimate.
An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.
When an asset is disposed of, the gain or loss is calculated by comparing proceeds received with its carrying amount and is recognized in the Consolidated Statement of Operations and Other Comprehensive Loss.

Other Intangible Assets
Intangible assets resulting from capitalized development costs in the normal course of business are recorded at historical cost. Intangible assets acquired in a business combination are recognized at fair value at the acquisition date. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses.
The useful lives of intangible assets are assessed as either finite or indefinite.
Intangible assets with finite lives are amortized on a straight-line basis over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life are at least reviewed at the end of each reporting period. The amortization expense on intangible assets with finite lives is recognized in Depreciation & amortization expenses.
The useful lives of the Group’s intangible assets are:

–Development costs	1-10 years
–Developed technology	5 years
–Customer relationships	15 years
–Trade names	5-11 years
–Physician network	3-10 years
–Licenses	1-2 years
An intangible asset is derecognized upon disposal (i.e., at the date the recipient obtains control) or when no future economic benefits are expected from its use or disposal. Any gain or loss arising upon derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the Consolidated Statement of Operations and Other Comprehensive Loss.

Goodwill
Goodwill is measured as described in “Business combinations” above. Goodwill is not amortized and is reviewed for impairment at least annually as of October 1 or more frequently if triggering events occur or impairment indicators exist. Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

For the purpose of impairment testing, goodwill acquired in a business combination is allocated to each of the reporting units or groups of reporting units, that is expected to benefit from the synergies of the combination. Each unit or group of units represents the lowest level within the entity at which the goodwill is monitored for internal management purposes.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

When testing goodwill for impairment, we first performing a qualitative assessment to determine whether it is likely or not that the fair value of our total company reporting unit is less than its respective carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on the difference.

Trade Receivables
We use a forward-looking current expected credit loss (“CECL”) model in determining our allowance for doubtful accounts as it relates to trade receivables, contract assets, and other financial assets. Our allowance is based on historical experience, and includes consideration of the aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers among other factors. We measure an impairment loss as the excess of the carrying amount over the present value of the estimated future cash flows discounted using the financial asset’s original discount rate, and we recognize this loss in our Consolidated Statement of Operations and Other Comprehensive Loss. A financial asset is written-off or written-down to its net realizable value as soon as it is known to be impaired. We adjust previous write-downs to reflect changes in estimates or actual experience. Our allowance for doubtful accounts is not material.

Assets Held for Sale
Assets and liabilities of disposal group(s) are classified as held for sale when:
•    management, having the authority to approve action, commits to a plan to sell,
•    the disposal group(s) are available for immediate sale in present condition,
•    an active program to locate a buyer and other actions required to complete the plan to sell have been initiated,
•    the sale is probable and expected to be completed within one year,
•    the sale is actively marketed at a reasonable price reflecting its current fair value,
•    and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Group initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less cost to sell. Any impairment loss resulting from this initial measurement is recognized in the period in which the held for sale criteria described above, is met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Group assesses the fair value of a disposal group, less costs to sell, at each reporting period that it remains as held for sale, with any changes as a result of the assessment adjusting the carrying value of the disposal group, but not in excess of the cumulative loss previously recognized on the disposal group.
Following their classification as held for sale, assets are not depreciated or amortized. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be recognized. Refer to Note 5 for more details.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2022, the Group had restricted cash of $0.3 million (2021: $0.3 million). The Company’s cash and cash equivalents generally consist of restricted cash and short-term investment funds. Cash and cash equivalents are stated at fair value.

Impairment of Non-financial Assets Excluding Deferred Tax Assets
Assets that are subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that carrying values may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its fair value. An asset’s fair value is determined by using critical accounting estimates of discounted future net cash flows of the asset or group of assets to which it belongs. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are largely independent cash flows from other assets and liabilities (an asset group).

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Employee Benefits
Defined Contribution Plans
Obligations for contributions to defined contribution pension plans are recognized as an expense in the Consolidated Statement of Operations and Other Comprehensive Loss the periods during which services are rendered by employees.

Short-term Benefits
Short-term employee benefits are expensed as the related service is provided. A liability is recognized for the amount expected to be paid if the Group has a present legal or constructive obligation to pay this amount as a result of past service provided by the employee and the obligation can be estimated reliably.

Stock-based Payment Transactions
The Group and the Company operates an equity compensation scheme. It issues equity settled stock-based payments to both employees and non-employees within the Group, whereby services are rendered in exchange for rights to purchase shares of the Company, which are primarily composed of restricted stock awards and options. Non-employees include contractors and advisors.
The grant date fair value of stock-based payment awards granted to employees is recognized as an employee expense, with a corresponding increase in equity, over the period that the employees become unconditionally entitled to the awards, net of estimated forfeitures. The fair value of the options granted is measured using an option valuation model, taking into account the terms and conditions upon which the options were granted. The amount recognized as an expense is adjusted to reflect the actual number of awards for which the related service and non-market vesting conditions (if applicable) are expected to be met, such that the amount ultimately recognized as an expense is based on the number of awards that do meet the related service and non-market performance conditions at the vesting date. Compensation expense associated with equity compensation awards is recognized on a straight-line basis over the requisite period. The forfeitures rate is estimated and revised at each reporting date based on current period information and actual forfeitures. For stock-based payment awards with non-vesting conditions, the grant date fair value of the stock-based payment is measured to reflect such conditions, and there is no true-up for differences between expected and actual outcomes.

Valuation of Ordinary Shares
As there has been no public market for the Group’s ordinary shares prior to October 21, 2021, the estimated fair value of the ordinary shares had been determined by the Board of Directors as of the date of each grant, with input from management, considering the most recently available third-party valuations of the Group’s ordinary shares, and the assessment of additional objective and subjective factors that they believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.

Foreign Currency
Transactions in foreign currencies are translated to the respective functional currencies of Group entities at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on translation are recognized in the Consolidated Statement of Operations and Other Comprehensive Loss.
The assets and liabilities of foreign operations, including goodwill and fair value adjustments arising on consolidation, are translated to the Group’s reporting currency, United States Dollars, at foreign exchange rates ruling at the reporting date. The revenues and expenses of foreign operations are translated at an average rate for the year where this rate approximates to the foreign exchange rates ruling at the dates of the transactions. Foreign exchange differences arising on translation are recognized as other comprehensive loss.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Contingencies
A contingent liability is recognized in the Consolidated Balance Sheets when both it is probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Equity Issuance Costs
The Group recognizes incremental external costs directly attributable to an equity issuance transaction as a deduction from equity. Any transaction costs are therefore deducted from share premium where possible to do so.

Debt Issuance Costs
The Group recognizes incremental external costs directly attributable to a debt issuance transaction as a reduction of the carrying value of the related debt liability. The costs are amortized over the life of the debt using the effective interest rate method. The amortized costs are reported as Interest expense on the Consolidated Statement of Operations and Other Comprehensive Loss.

Leases
Our lease contracts primarily include real estate leases for buildings and are accounted for under ASC 842, Leases (“ASC 842”).
We assess whether a contract is or contains a lease, at inception of a contract. We recognize a right-of-use asset and a corresponding lease liability with respect to all lease agreements in which we are the lessee, except for short-term leases (defined as leases with a lease term of 12 months or less). The Group has determined capitalization threshold of $0.3 million for individual lease payments or $1.0 million in the aggregate for an individual period to be expensed as incurred.

For operating leases, we subsequently measure the right-of-use asset at the present value of the remaining lease payments, discounted using the interest rate used at lease conception and adjusted for the following:
•Prepaid or accrued lease payments
•The remaining balance of any lease incentives to be received
•Unamortized initial direct costs
•Any ROU asset impairments

For finance leases, we amortize the right-of-use asset on a straight-line basis unless another systematic basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits.

Financial Instruments
Derivatives
Derivatives are initially measured at fair value and are subsequently remeasured to fair value at each reporting date. Warrants are derivatives that give the holder the right, but not the obligation to subscribe to the Company’s Ordinary Shares at a fixed or determinable price for a specified period. Changes in fair value are recognized in Gain / (loss) on Warrant liabilities or Earnout liabilities in the Consolidated Statement of Operations and Other Comprehensive Loss, as appropriate.

For warrants that are tradeable, fair value is determined using market price on the NYSE under the ticker BBLN.W. For non-tradeable warrants and earnout shares, fair value is determined based on the terms of the warrants or other applicable agreements. For non-tradeable warrants with identical terms to the tradeable warrants, fair value is determined using market price of the tradeable warrants. For non-tradeable warrants or earnout shares with terms that are not identical to the tradeable warrants or other similar instruments, fair value is determined using a Monte Carlo simulation that takes into account the exercise price, the term of the warrant, the underlying share price (BBLN) at the measurement date, the risk-free rate, and a volatility rate derived from peer group companies.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Loans and Borrowings
Interest-bearing loans and borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the Consolidated Statement of Operations and Other Comprehensive Loss over the period of the borrowings using the effective interest method.

Convertible Loan Notes
The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. In accounting for the issuance of the Convertible Loan Note issued in November 2020, the Company recorded a long-term debt liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the debt issuance and offering costs on the Company’s consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. The Company amortizes debt issuance and offering costs over the term of the Convertible Loan Note as interest expense utilizing the effective interest method on the Company’s Consolidated Statement of Operations and Other Comprehensive Loss.

Fair Value Measurements
The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Group. The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:
•    Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•    Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•    Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For assets and liabilities that are recognized in the financial statements at fair value on a recurring basis, the Group determines whether transfers have occurred between levels in the fair value hierarchy by re-assessing categorization at the end of each reporting period.
The carrying amounts reported in the Consolidated Balance Sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The Group does not have any other material assets or liabilities that are recognized at fair value on a recurring basis.

New Standards and Interpretations Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. We are currently evaluating the impact of ASU 2021-08 on our Consolidated Financial Statements.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. The Company adopted the new guidance for the year ended December 31, 2022, noting no material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740—Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted the new guidance for the year ended December 31, 2021, noting no material impact on its Consolidated Financial Statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.The Company adopted the new guidance for the year ended December 31, 2021, noting no material impact on its Consolidated Financial Statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation – Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810) (“ASU 2018-17”). ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. All entities are required to apply the adjustments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted the new guidance for the year ended December 31, 2021, noting no material impact.
3.    Alkuri Merger and PIPE Transaction
On June 3, 2021, we entered into the Merger Agreement with Alkuri, Alkuri’s sponsor and the Founder and Chief Executive Officer of Babylon. The Merger Agreement provided for the Merger, and Alkuri and Babylon entered into subscriptions agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) providing for issuance and the sale, in private placements, of an aggregate of 896,000 Class A ordinary shares to the PIPE Investors at a price of $250.00 per share (the “PIPE Transaction”). The Merger and the PIPE Transaction closed on October 21, 2021 and were effectuated as follows:

•The shareholders of Alkuri, including Alkuri’s sponsor, exchanged their equity interests for Class A ordinary shares of Babylon Holdings Limited. As Alkuri does not meet the definition of a business, the Merger was accounted for as a recapitalization in accordance with ASC 805 - Business Combinations with Babylon Holdings Limited being the accounting successor. At the closing of the Merger, Alkuri merged with and into Liberty USA Merger Sub, Inc., a new wholly owned subsidiary, with Alkuri continuing as the surviving company and a wholly owned subsidiary of Babylon Holdings Limited. Each Alkuri unit consisting of Alkuri common stock and warrants was automatically separated into its component securities without any action on the part of the holders of such units. Each share of Alkuri common stock was automatically converted into the right to receive one Class A

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

ordinary share of Babylon Holdings Limited. Each warrant to purchase shares of Alkuri’s common stock that was outstanding immediately prior to the Merger was assumed by the Company and automatically converted into a warrant to purchase Class A ordinary shares in the Company.
•Pursuant to the Merger Agreement, the Company issued 438,956 Class A ordinary shares to the shareholders of Alkuri (excluding the Sponsor Earnout Shares discussed below) and assumed warrants previously issued by Alkuri, consisting of 237,333 private placement warrants and 345,000 public warrants, which were converted into warrants to purchase 582,333 Class A ordinary shares (“Alkuri Warrants”). The warrants to purchase 582,333 Class A ordinary shares give the holder the right to purchase such shares at a fixed amount for a period of five years subject to the terms and conditions of the warrant agreement. The issuance of shares to shareholders and investors in Alkuri as part of the Merger resulted in a $122.8 million increase in Additional-paid-in-capital. The impact to each Class A ordinary shares and Class ordinary shares was not material.
•As part of the Merger, Babylon issued 1,552,000 Class B ordinary shares to its Founder and Chief Executive Officer (“Stockholder Earnout”) and 51,750 Class A ordinary shares to Alkuri’s sponsor (“Sponsor Earnout Shares”), subject to transfer restrictions if and until milestones based on the trading price of the Class A ordinary shares on the New York Stock Exchange following the closing of the Merger are achieved (collectively “Earnout Shares”). The restrictions on the Earnout Shares are to be released in four equal portions subject to achieving milestones on the trading price of our Class A ordinary shares on the New York Stock Exchange of $312.50, $375.00, $437.50 and $500.00 within and for specified time periods. In the event that such milestones are not met within and for the required time periods, all of the Earnout Shares for which the applicable milestone has not been met will be automatically converted into deferred shares that are redeemable shares of Babylon which then shall be redeemed by the Company for $1.00 in aggregate for all such shares being redeemed or such higher amount as may be specified in an agreement with the holders of Earnout Shares. As it was concluded that the Earnout Shares were not compensatory in nature and therefore will be classified as a liability as the Company may be required to repurchase such shares in cash.
•In exchange for the Class A ordinary shares and warrants issued to Alkuri, and the issuance of the Stockholder Earnout Shares and the Sponsor Earnout Shares, the Company received the net assets held by Alkuri of $5.3 million, which was primarily composed of cash held in Alkuri’s trust account of $36.4 million and current liabilities of $31.1 million.
•Concurrent with the Merger, the Company received proceeds of $224.0 million through the private placement of Class A ordinary shares to the PIPE Investors, which included existing investors, Alkuri’s sponsor, and other new investors in the PIPE Transaction. The PIPE Transaction has been treated as a capital contribution, which resulted in a $224.2 million increase in Additional-paid-in-capital. The impact to each Class A ordinary shares and Class B ordinary shares was not material.

Upon the closing of the Merger and PIPE Transaction, Babylon Holdings Limited became a publicly traded corporation, listing its Class A ordinary shares and its public warrants on the New York Stock Exchange under the ticker symbols BBLN and BBLN.W, respectively. Babylon incurred incremental transaction costs directly attributable to the issuance of shares the shareholders of Alkuri pursuant to the Merger Agreement and to the PIPE Investors in the PIPE Transaction, which were reflected as a reduction in Additional-paid-in-capital.

4.    Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our service offerings.

2021 Acquisitions
Higi
Prior to October 29, 2021, Higi SH Holdings Inc. (“Higi”), a provider of digital healthcare services via a network of smart health stations in the United States, was accounted for as an equity method investment because the Group was able to

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

demonstrate significant influence through representation on the board and the power to participate in the financial and operating policy decisions.
On December 7, 2021, the Company exercised its option to acquire the remaining equity interest in Higi pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 29, 2021. The closing of this acquisition occurred on December 31, 2021. The financial results of Higi have been included in our Consolidated Financial Statements since the date of acquisition.
The exercise price of the option to acquire the remaining Higi equity stake included the payment of $8.6 million of cash and the issuance of 136,480 Class A ordinary shares at the closing; the payment of $7.4 million at the closing to satisfy the principal and interest payable by a subsidiary of Higi pursuant to a promissory notes including one in favor of ALP Partners Limited (further disclosed in Note 21), an entity owned by our founder and Chief Executive Officer; the future payment of up to $0.3 million in cash and issuance of up to 19,631 additional Class A ordinary shares after the expiration of a 15-month indemnification holdback period, and the issuance of 79,200 restricted stock units for Higi continuing employees and consultants in respect of Class A ordinary shares. The Higi shareholders receiving our shares are subject to a lockup and were granted certain registration rights.
We accounted for the consolidation of Higi using the acquisition method of accounting for business combinations. The fair value of the 74.7% non-controlling interest was estimated to be $44.8 million. The acquisition-date fair value of the previous equity interest was $15.2 million, which resulted in a non-cash gain of $4.6 million upon remeasurement of the equity interest in Higi prior to the business combination. The gain is included in Gain on fair value remeasurement in the Consolidated Statement of Operations and Other Comprehensive Loss.
The intangible assets acquired include developed technology, license agreements and licensed trade names. We estimated the fair values of the property, plant and equipment and license arrangements using a cost approach that reflects the costs necessary to replace the service capacity of the acquired assets. We estimated the fair value of developed technology utilizing the relief from royalty method. This form of the income approach utilizes management’s estimates of future operating results and cash flows using a royalty rate that reflects market participant assumptions. The royalty rate used in the valuation of developed technology was 3%. We estimated the fair value of the trade name utilizing the relief from royalty method. This form of the income approach utilizes management’s estimates of future operating results and cash flows using a royalty rate that reflects market participant assumptions. The royalty rate used in the valuation of the trade name was 1%. The income approaches described above utilize management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. The group has recorded the excess of the aggregate acquisition date fair values of non-controlling interest and the interest the Group previously held in Higi over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the use of our digital healthcare platform, and the assembled workforce. The goodwill recorded as a result of this business combination is not tax deductible.
Transaction related costs are included in Sales, general & administrative expenses in our Consolidated Financial Statements. Total transaction related costs incurred during the year ended December 31, 2021 were $0.4 million.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The acquisition-date fair value of Higi has been allocated as follows:

Recognized values on acquisition
$‘000
Carrying value of existing equity interest	10,536
Gain on remeasurement of existing equity interest	4,640
Fair value of non-controlling interest	44,810
Acquisition date fair value of Higi	59,986
Accounts receivable	2,314
Property, plant and equipment	17,618
License arrangements	2,700
Trade names	3,150
Developed technology	6,000
Deferred tax liability	(730)
Other assets and liabilities, net	(5,982)
Net assets acquired	25,070
Goodwill	34,916

The acquired intangible assets of Higi will be amortized over their estimated useful lives. As at the effective date of the acquisition, license arrangements will be amortized over 2.0 years, trade names will be amortized over 5.0 years and developed technology will be amortized over 7.0 years. The total weighted-average useful life of the acquired intangible assets is 5.3 years.

Meritage Medical Network
On April 1, 2021, the Group acquired all the outstanding equity interests of Meritage Medical Network (“Meritage”), a California professional corporation, for total consideration of $16.1 million, of which $27.9 million related to cash paid, net of $14.1 million in cash acquired, and $2.3 million related to the fair value of warrants issued to the former shareholders of Meritage. This acquisition is intended to expand the growth of our value-based care services to patients within the Meritage network.
We accounted for the consolidation of Meritage using the acquisition method of accounting for business combinations. The intangible assets acquired include customer relationships, trade names, physician networks and a license. We estimated the fair value of customer relationship intangibles using an income approach, utilizing the excess earnings method for customer relationships. This form of the income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions. We estimated the fair value of trade names and the license using a cost approach that reflects the costs necessary to replace the service capacity of the acquired assets. We estimated the fair value of the trade name using an income approach, utilizing the relief from royalty method. This form of the income approach utilizes management’s estimates of future operating results and cash flows using a royalty rate that reflects market participant assumptions. Other significant judgements used in the valuation of tangible liabilities assumed in the acquisition included a valuation of the healthcare related liabilities acquired, which were primarily based on historical claims experience to estimate the liability on the acquisition date. The Group has recorded the excess of the fair value of the consideration transferred in the acquisitions over the fair value of net assets acquired as goodwill. The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the use of our digital healthcare platform and the assembled workforce. We expect that the majority of the goodwill acquired in the acquisition will not be deductible for corporate income tax purposes.
Acquisition related costs are included in Sales, general & administrative expenses in our Consolidated Financial Statements. Total acquisition related costs incurred for this acquisition during the year ended December 31, 2021 were $0.2 million.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The estimated fair value of assets acquired as of the acquisition date were as follows:

Recognized values on acquisition
$‘000
Cash paid, net of cash acquired	13,798
Issuance of warrants	2,349
Aggregate purchase price	16,147
Accounts receivable	751
Customer relationships	11,600
Physician’s network	3,500
Trademark	1,900
License	590
Claims payable	(13,436)
Deferred tax liability	(2,610)
Other assets and liabilities, net	(817)
Net assets acquired	1,478
Goodwill	14,669
For the nine months ended December 31, 2021, Meritage contributed revenue of $53.0 million and losses before tax of $15.5 million to the Group’s consolidated results.

The acquired intangible assets of Meritage will be amortized over their estimated useful lives. As at the effective date of the acquisition, customer relationships will be amortized over 15.0 years, physician’s network will be amortized over 3.0 years, trademarks will be amortized over 11.0 years and the Knox-Knee license will be amortized over 1.1 years. The total weighted-average useful life of the acquired intangible assets is 11.7 years.

Health Innovators, Inc.
In fiscal year 2019, the Group acquired preference shares in Health Innovators Inc. for initial consideration of $4.0 million satisfied in cash. As a result, the Group has rights associated with the ownership of $56.7 million shares (approximately 80% ownership), subject to further investments, repurchase by Health Innovators Inc. if further investments were not made, and restrictions and limitations in Health Innovators Inc’s charter and the stock purchase agreement through which the Group made its investment. Additionally, the Group has power over the investee, exposure and rights to variable returns and the ability to influence returns, giving the group control over the investee.
Babylon Holdings Limited has the option to increase their investment in stages, exercisable for a period of 4-years. The investment option is considered a derivative and has no impact to the Consolidated Financial Statements given it is eliminated upon consolidation.
Management has recognized non-controlling interest (“NCI”) on the proportionate basis. In the event of a liquidation, Babylon has a preferential right to recover amounts invested prior to any distribution to other shareholders or Babylon will receive its percentage of net assets of Health Innovators, whichever is greater. On the acquisition date, the net assets of Health Innovators were valued at $3.9 million which was less than the priority payment of $4.0 million. Net assets at December 31, 2021 and December 31, 2022 were lower than Babylon’s total investment at that date. As a result, in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2022, Babylon consolidated 100% of Health Innovators Inc.’s net assets and no NCI has been recognized.
In fiscal year 2020, Babylon invested further in Health Innovators Inc. for consideration of $6.6 million satisfied in cash resulting in approximately 80% ownership. In December 2021, Babylon acquired all of the remaining outstanding equity interests of Health Innovators Inc. in exchange for 9,884 Babylon Class A ordinary shares. The transaction was accounted for as an equity transaction between consolidated subsidiaries and did not have a material impact on the Consolidated Financial Statements.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

5.    Assets Held for Sale
2022 Disposal groups held for sale
During the fourth quarter of 2022, the Group identified two disposal groups that meet the requirements of ASC 360-10 and were classified as held for sale in its Consolidated Balance Sheets. This current period classification resulted in the Group identifying a triggering event as it was more likely than not that these asset groups would be disposed of under ASC 350-20. For more details over the resulting impairment tests performed prior to measuring the disposal groups at the lower of their carrying amount or fair value less cost to sell, see Note 10.

In October 2022, the Group announced its plan to sell the IPA Business, a reporting unit previously within the Healthcare services segment. Management made certain judgements when assessing if this sale qualified for the presentation and disclosure requirements of a discontinued operation as defined under ASC 205, Presentation of Financial Statements, and concluded that the sale is not a strategic shift and therefore is not considered a discontinued operation. The Group intends to sell the IPA Business within the second quarter of 2023. Accordingly, the assets and liabilities of the IPA Business are classified within the current section of the Consolidated Balance Sheet as of December 31, 2022 only. Further, the following presents the major classes of assets and liabilities for the IPA Business reporting unit held for sale as of December 31, 2022:

As of December 31, 2022
$‘000
Cash and cash equivalents	60,745
Prepayments and contract assets	396
Right of use assets - Non-current	1,319
Trade and other receivables	9,529
Property, plant and equipment	221
Goodwill	32,444
Other intangible assets	14,960
Assets held for sale	119,614

Trade and other payables	8,493
Accruals and other liabilities	3,479
Claims payable	41,650
Lease liabilities - Non-current	1,374
Premium Deficiency Reserve - Current	14,736
Liabilities held for sale	69,732

The IPA Business had the following pre-tax losses for each year ended December 31:

IPA Business Net loss from operations before income taxes	000's
2022	41,192
2021	76,682

In addition to the IPA Business reporting unit, the Group separately determined that the Higi reporting unit met the criteria for being classified as held for sale as of December 31, 2022. The Group intends to sell Higi within one year from December 31, 2022. Accordingly, the assets and liabilities of Higi are classified within the current section of the Consolidated Balance Sheet as of December 31, 2022 only. In addition to the impairment charges recognized as a result of the Group’s interim and year end impairment tests described in Note 10, an additional impairment charge of 14.3 million was recognized for long-lived assets impairment under ASC 360-10, as a result of its held for sale classification and estimated and accrued cost to sell the Higi reporting unit.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

As of December 31, 2022
$‘000
Cash and cash equivalents	255
Trade and other receivables	2,823
Prepayments and contract assets	1,819
Right of use assets - Non-current	1,514
Property, plant and equipment	8,516
Other intangible assets	5,082
Valuation allowance for Higi's impaired assets held for sale	(14,348)
Assets held for sale	5,661

Trade and other payables	220
Accruals and other liabilities	2,485
Contract Liabilities - current	731
Lease liabilities - Non-current	1,549
Liabilities held for sale	4,985

2021 Disposals
On January 14, 2021, the Group entered into a Share Purchase Agreement (“SPA”) with TELUS Corporation (“TELUS”), a Canadian publicly traded holding company which is the parent of various telecommunication subsidiaries, for the sale of the Babylon Health Canada Limited business. The entire issued share capital of Babylon Health Canada Limited was transferred to TELUS for a base price of $1.8 million in Canadian dollars (“CAD”), which has been adjusted for working capital and net indebtedness. An additional $3.5 million CAD payment was made by TELUS that was attributable to a partial repayment of an Intercompany Loan due from Babylon Canada to Babylon Partners Limited. The remaining amount of the Intercompany loan was forgiven immediately prior to the execution of the SPA.

Effect of disposal:

For the Year Ended December 31, 2021
$‘000
Cash and cash equivalents	(57)
Prepayments and contract assets	(1,322)
Property, plant and equipment	(922)
Right-of-use assets	(797)
Trade and other receivables	(619)
Accruals and other liabilities	658
Lease liabilities	837
Borrowings	3,075
Trade and other payables	588
Net assets and liabilities derecognized	1,441
Consideration received	2,344
Working capital adjustment	132
Gain on disposal	3,917

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

6.    Revenue
i)Disaggregation of Revenue

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Value-based care	1,026,251	218,758	26,038
Clinical services	54,480	42,017	28,631
Software licensing	28,938	60,052	24,603
	1,109,669	320,827	79,272
In January 2021, we entered into a License and Support Agreement (“License Agreement”) with TELUS. As part of the License Agreement, the Group received an upfront payment of $66.9 million in exchange for the right to use the Company’s digital healthcare platform (“Software Platform”), specified upgrades to be delivered over a 24-month period, post-contract support (“PCS”), and a right to access enhancements to the Group’s Software Platform over a period of seven years. We identified that the License Agreement included multiple performance obligations and allocated the transaction price to the separate performance obligations on a relative standalone basis. We determined the standalone selling prices based on our overall pricing objectives, taking into consideration market inputs and entity specific factors, including standalone selling prices when available. We also concluded that the upfront payment included a significant financing component. As a result, the transaction price was adjusted to account for the time value of money and interest expense will be recognized over the duration of the contract.
The following table presents revenue by source or healthcare services provided under our value-based care arrangements for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Medicaid	573,337	138,641	17,970
Medicare	409,196	55,807	8,068
Other	43,718	24,310	—
	1,026,251	218,758	26,038

ii)Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	As of December 31,
	2022	2021
	$’000	$’000
Trade receivables (Note 13)	15,524	8,278
Contract assets (Note 13)	6,112	4,484
Contract liabilities (Note 6 iii)	64,870	94,182
The contract assets primarily relate to the Group’s rights to consideration for work performed but subject to customer acceptance at the reporting date. There was no impact on contract assets as a result of acquisition of subsidiaries. The contract assets are transferred to receivables when the rights become unconditional. This usually occurs when the Group issues an invoice to the customer. The Group’s customers generally pay for invoices in the month following the issuance date.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

iii)Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the reporting date:

	2023	2024	2025	2026	2027 and beyond	Total
	$’000	$’000	$’000	$’000	$’000	$’000
As of December 31, 2022	18,710	17,350	16,008	7,053	5,749	64,870
The table below shows significant changes in contract liabilities:

	2022	2021
	$’000	$’000
Balance on January 1	94,182	76,018
Amounts billed but not recognized	2,696	61,176
Revenue recognized	(21,503)	(43,012)
Effect of movement in foreign exchange	(9,774)	—
Transferred to liability held for sale	(731)	—
Balance on December 31	64,870	94,182
No revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.
7.    Restructuring and Other Termination Benefits

In the third and fourth quarter of 2022, the Company initiated two separate restructuring plans for cost-reduction actions including global workforce reductions, facility exit costs and contract termination costs. The following costs represent the result of these plans along with other non-recurring termination costs incurred during the year ended December 31, 2022:

2022
$’000
Special termination benefits	4,464
Contractual termination benefits	4,268
Severance benefits	1,609
Non-cash facility exit costs for operating lease right-of-use asset impairment	4,247
Contract termination costs	760
Total restructuring and other termination costs associated with FY22 restructuring plans	15,348
Other contractual termination benefits	4,791
Total restructuring and other termination costs	20,139
Less: Non-cash costs	(4,247)
Less: Payment of restructuring and other termination costs in FY 2022	(10,821)
Remaining accrual for restructuring and other termination costs	5,071

Of the total $15.3 million restructuring and other termination costs incurred as a result of our two restructuring plans initiated during the year ended December 31, 2022, $4.2 million relates to impairment of our right-of-use assets within Property, plant and equipment on the Consolidated Balance Sheets and recognized within Impairment expense within the Consolidated Statement of Operations and Other Comprehensive Loss. All other costs are recognized within Selling, general & administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Loss and are associated with our Healthcare services reportable segment.

$5.1 million of the restructuring and other termination benefits incurred during the year remain unpaid as of December 31, 2022. Of this, $4.8 million relates to a minimum level of compensation, based in part on the Company’s stock price, for a

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

prior senior (non-Director) employee under their employment agreement and included in the Due to related parties account on the Consolidated Balance Sheets. The remaining $0.3 million accrual is recognized within the Accruals and other liabilities amount on the Consolidated Balance Sheets.
8.    Segment Information
Refer to Note 2 for our accounting policies for Segment Reporting. While we have one reportable segment, the Company has disclosed the concentrations for major customers and geographical information below.
Major Customers
Below is a summary of customers that met or exceeded 10% of external revenues in each period presented:

	For the Year Ended December 31,
	2022		2021		2020
	$‘000	% of revenue	$‘000	% of revenue	$‘000	% of revenue
Customer 1	533,260	48.1%	119,785	37.1%	11,918	15.0%
Customer 2	255,300	23.0%	39,764	12.3%	14,937	18.9%
Customer 3*	N/A	N/A	38,705	12.0%	9,706	12.3%
Customer 4*	N/A	N/A	N/A	N/A	9,505	12.0%

*N/A is shown for periods where an individual customer did not meet or exceed the 10% concentration specified above.
Geographical Information
Revenue from external customers attributed to individual countries is summarized as follows:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
U.S.	1,044,008	230,614	32,689
U.K.	41,471	35,490	28,827
Rest of World	24,190	54,723	17,756
Total	1,109,669	320,827	79,272
Non-current assets attributed to individual countries is summarized as follows:

	As of the Year Ended December 31,
	2022	2021
	$’000	$’000
U.K.	21,055	19,634
U.S.	4,752	112,818
Rest of World	178	1,451
Total	25,985	133,903

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

9.    Income Tax
Net loss from operations before income taxes for the years ended December 31, 2022, 2021 and 2020 including the following components:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
U.K.	6,638	113,826	(162,325)
U.S.	(223,286)	(194,407)	(44,066)
Rest of world	(4,867)	(4,300)	(1,998)
Total loss before income taxes	(221,515)	(84,881)	(208,389)

Tax benefit / (provision) for income taxes was comprised of the following components:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Current
U.K.	(850)	(784)	(4,639)
U.S. federal	—	—	—
U.S. state	(141)	(77)	—
Rest of world	(13)	(2)	—
Total	(1,004)	(863)	(4,639)
Deferred
U.K.	—	—	—
U.S. federal	939	1,827	—
U.S. state	131	479	—
Rest of world	—	—	—
Total	1,070	2,306	—

Tax benefit (provision)	66	1,443	(4,639)

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The Deferred tax liability consisted of the following:

	As of December 31,
	2022	2021
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	233,585	167,123
Other intangibles assets	3,688	6,016
Capitalized start-up costs	5,552	5,291
Stock-based compensation	25,445	16,525
Tax credit carryforwards	2,777	1,872
Premium deficiency reserve	5,865	13,043
Research expenditures	7,063	—
Other	12,113	7,185
Total deferred tax assets	296,088	217,055
Less: valuation allowance	(287,343)	(208,525)
Total deferred tax assets, net	8,745	8,530
Deferred tax liabilities:
Property, plant and equipment	38	3,085
Other intangible assets(1)	4,423	6,342
Other	4,284	168
Total deferred tax liabilities	8,745	9,595
Net of deferred tax assets and liabilities	—	1,065
(1) Other intangible assets includes goodwill
As of December 31, 2022, the Company had net operating loss carryforwards (“NOL”), before the application of the relevant tax rate, of $592.5 million, $316.8 million, and $204.0 million, for U.K., U.S. federal, and U.S. state purposes, respectively. The U.K. net operating losses can be carried forward indefinitely. Additionally, due to the Tax Cuts and Job Act, U.S. federal NOL generated after December 31, 2017 have an indefinite life. Of the Company’s $316.8 million U.S. federal NOLs, $295.0 million was generated after December 31, 2017 and have an indefinite life. The remaining $21.7 million of U.S. federal NOLs were generated on or before December 31, 2017 and will expire beginning in 2031, if not utilized. The U.S. state NOLs will expire beginning in 2036, if not utilized. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. As of December 31, 2022, the Company has $2.7 million of R&D credits in the U.K. that do not expire. The ability to realize the NOLs and other deferred tax assets could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382. However no such events have occurred to limit any NOL utilization.

As a result of the Company’s evaluation of the valuation allowance used against its deferred tax assets, The Company concluded that it is more likely than not, that all or some portion of the deferred tax assets will not be realized. Accordingly, the Company has a valuation allowance of $287.3 million (2021: $208.5 million, 2020: $95.9 million) against its deferred tax assets primarily consisting of net operating loss carryforwards. The net change in the total valuation allowance for each years ended December 31, 2022 and 2021 was an increase of $78.8 million and $112.6 million, respectively, primarily consisting of net operating loss carryforwards in relation to continuous operations. In addition, the valuation allowance decreased by approximately $3.3 million in FY21 due to the acquisition of $2.6 million and $0.7 million of deferred tax liabilities from the acquisitions of Meritage Medical Network and Higi SH Holdings, Inc., respectively.

The Company is subject to taxation in the U.K., U.S. and other various foreign jurisdictions. All net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes. Additionally, all tax years remain open to examination as of December 31, 2022 with the exception of tax years beginning in 2021 in the U.K.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The reconciliation of the U.K. statutory income tax rate, to the Company’s effective tax rate, done on the basis that the company is a UK domicile income tax payer, consisted of the following:

	For the Year Ended December 31,
	2022	2021	2020
Tax at statutory income tax rate	(19.0)%	(19.0)%	(19.0)%
Benefit of foreign operations	(2.2)%	(0.3)%	—%
Change in valuation allowance	32.1%	57.8%	17.3%
Expenses not deductible for tax purposes	4.1%	6.9%	2.0%
Non-taxable income	—%	(1.2)%	—%
Change in fair value of Earnout liabilities	(15.7)%	(46.3)%	—%
Impairments	3.5%	—%	—%
All other, net	(2.8)%	0.4%	1.9%
Benefit / (provision) for income taxes	—%	(1.7)%	2.2%
The Group recognizes the tax benefits of a tax position only after determining that the relevant taxing authority would more likely than not sustain the position upon an examination. For tax positions meeting the more likely than not threshold, the amount recognized in the Consolidated Financial Statements is the largest amount that has greater than 50% likelihood of being realized upon settlement with the relevant taxing authority. As of December 31, 2022, 2021, and 2020, the Group had no unrecognized tax benefits.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

10.    Intangible Assets and Goodwill
The changes in the carrying amount of goodwill and intangible assets for the years ended December 31, 2022 and 2021 were as follows:

	Goodwill	Development costs	Customer relationships	Trademarks	Physician networks	Licenses	Total other intangible assets (excluding goodwill)
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Cost
Balance at January 1, 2021	17,776	—	3,100	3,300	1,500	—	7,900
Acquisitions through business combinations	49,585	6,000	11,600	5,050	3,500	3,290	29,440
Additions	—	—	—	—	—	—	—
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2021	67,361	6,000	14,700	8,350	5,000	3,290	37,340
Balance at January 1, 2022	67,361	6,000	14,700	8,350	5,000	3,290	37,340
Acquisitions through business combinations	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—
Transferred to assets held for sale	(32,444)	(3,721)	(14,700)	(7,190)	(5,000)	(2,462)	(33,073)
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2022	34,917	2,279	—	1,160	—	828	4,267
Amortization
Balance at January 1, 2021	—	—	845	83	38	—	966
Amortization for the year	—	—	2,835	3,347	1,025	393	7,600
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2021	—	—	3,680	3,430	1,063	393	8,566
Balance at January 1, 2022	—	—	3,680	3,430	1,063	393	8,566
Amortization for the year	—	703	650	660	988	1,464	4,465
Transferred to assets held for sale	—	(703)	(4,330)	(4,090)	(2,051)	(1,857)	(13,031)
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2022	—	—	—	—	—	—	—
Impairment
Balance at January 1, 2021	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2021	—	—	—	—	—	—	—
Balance at January 1, 2022	—	—	—	—	—	—	—
Impairment	34,917	2,279	—	1,160	—	828	4,267
Effect of movements in foreign exchange	—	—	—	—	—	—	—
Balance at December 31, 2022	34,917	2,279	—	1,160	—	828	4,267
Net book value
At January 1, 2021	17,776	—	2,255	3,217	1,462	—	6,934
At December 31, 2021 and January 1, 2022	67,361	6,000	11,020	4,920	3,937	2,897	28,774
At December 31, 2022	—	—	—	—	—	—	—
No goodwill has been acquired through business combinations in December 31, 2022 (2021: $49.6 million - Note 4). Goodwill has an indefinite remaining useful life. The total net book value is considered to be the recoverable amount, as this balance is reviewed annually and impaired as necessary (Note 2).

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Impairment Analysis for Reporting Units Containing Goodwill and Other Intangibles
Goodwill and other intangibles are subject to impairment testing on an annual basis or whenever events or circumstances indicate that the carrying amount of goodwill may no longer be recoverable. During the second quarter of fiscal year 2022, the Company identified a triggering events associated with a combination of factors including a decline in its stock price, increases in market rates of interest, and a decline in general economic conditions impacting multiple sectors including the healthcare industry. In the fourth quarter of fiscal year 2022, we identified a separate triggering event as it was determined that the assets under the Higi and IPA reporting units, were more likely than not going to be disposed prior to the end of their previously determined useful lives. The terms Higi reporting unit and IPA reporting unit are considered interchangeable with “Higi Business” or “IPA Business”, respectively, throughout the Company’s consolidated financial statements. This resulted in the performance of both interim and annual impairment tests.

Interim Impairment Test
IPA Reporting Unit
The recoverable amount of the IPA reporting unit that included these intangible assets was estimated based on the present value of the future cash flows expected to be derived from the IPA reporting unit, using a discount rate of 14.5% and a terminal value growth rate of 3.0% from 2027. The recoverable amount of the IPA reporting unit was estimated to be higher than its carrying amount, and as a result there was no impairment related to the IPA reporting unit in 2022.
The below are factors considered when performing the 2022 sensitivity analysis:
Terminal value growth rate: Babylon used a terminal growth value of 3.0% which reflects long-term assumptions of growth. A 2.75% terminal growth rate would have resulted in a reduction to the fair value of the IPA reporting unit of $1.3 million, and a 2.5% terminal growth rate would have resulted in a reduction of $3.2 million.
Discount factor: Babylon used a discount factor of 14.5% based on market participation assumptions of comparable public companies. An increase in the discount rate to 15.0% would have resulted in a reduction to the fair value of the IPA reporting unit of $4.8 million, and a discount rate of 15.5% would have resulted in a reduction of $9.2 million.

No reasonably possible change to the key assumptions would lead to an impairment of goodwill.

Higi Reporting Unit
The recoverable amount of the Higi reporting unit that included these intangible assets was estimated based on the present value of the future cash flows expected to be derived from the Higi reporting unit. The income approach utilizes management’s estimates of future operating results and discounted cash flows using operating forecasts over a period of 8 years with the terminal period beginning in 2031, approved by management. As a result of the analysis, the Company identified that the carrying amount of its Higi reporting unit exceeded its value in use by $24.8 million. The impairment was allocated to long lived assets on a pro rata basis using the relative carrying amounts of those assets but limited to the extent that the adjusted carrying amounts were not reduced below the asset’s fair value. Based on this pro rata allocation, the impairment charge was allocated between Goodwill for $14.3 million, and Other intangible assets for $4.3 million, along with Property, Plant and Equipment for $6.3 million described in more detail in Note 12.

The recoverable amount of the Higi reporting unit was estimated based on the present value of the future cash flows expected to be derived from the Higi reporting unit, using a discount rate of 13.5% and a terminal value growth rate of 3.0%. The discount rate was based on the WACC using market participant assumptions, which was adjusted for specific risks, and the terminal value growth rate was based on long term assumptions of growth. The estimation of recoverable amount reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding expected growth rates and operating margin, discount rates, terminal growth rates, and other assumptions with respect to matters outside of the Group's control. It requires significant judgments and estimates, and actual results including its fair value less costs of disposal, could be materially different than the judgments and estimates used to estimate value in use.

The following summarizes the impact of the recoverable amount on the Higi reporting unit for changes in significant assumptions:

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Discount rate: An increase in the discount rate by 100 basis points would have resulted in a reduction of the recoverable amount by $9.8 million.
Terminal growth rates: A decrease in the terminal growth rate by 100 basis points would have resulted in a reduction of the recoverable amount by $5.3 million.
Revenue growth: A decrease of virtual and digital revenue growth by 5.0% would have resulted in a reduction of the recoverable amount by $6.7 million.

Annual Impairment Test
IPA Reporting Unit
The recoverable amount of the IPA reporting unit was estimated using the same method used during our interim impairment testing, updated for any change in fact or circumstances occurring over the last six months of fiscal year 2022 impacting the underlying assumptions and resulting estimated cash flows. As a result of this review, the sensitivities disclosed in our interim impairment test and the conclusion that the fair value of the IPA reporting unit continued to be in excess of the carrying amount remain unchanged and therefore no impairment charge was recognized.

Higi Reporting Unit
The recoverable amount of the Higi reporting unit was estimated using the same method used during our interim impairment testing, updated for any change in fact or circumstances occurring over the last six months of fiscal year 2022 impacting the underlying assumptions and resulting estimated cash flows. As a result of this review, we noted that impacts from both macroeconomic factors effecting interest rates and market volatility combined with a decrease in estimated revenues and margins of the Higi reporting unit’s projected cash flows resulted in an incremental Goodwill impairment charge of $20.6 million. Refer to Note 5 for more details on further impairment recorded to the valuation allowance for impaired assets within the Higi reporting unit classified as held for sale as of the year ended December 31, 2022.
11.    Variable Interest Entities

As discussed in Note 2, the PC entities were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves. Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts.

The Company evaluated whether it has a variable interest in the PCs, whether the PCs are VIEs, and whether the Company has a controlling financial interest in the PCs. The Company concluded that it has variable interests in the PCs on the basis of its Management Services Agreement (“MSA”) which provides for reimbursement of costs and a management fee payable to the Company from the PCs in exchange for providing management and administrative services which creates risks and a potential return to the Company. The PCs’ equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and, therefore, the PCs are considered VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs, and, thus, is the Physician’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of PCs that most significantly impact its economic performance and ii) the obligation to absorb losses of the PCs that could potentially be significant to it or the right to receive benefits from PCs that could potentially be significant to it. The Company concluded that the shareholders and employees of the PCs are structured in a way that neither shareholders, employees nor their designees have the individual power to direct the activities of the PCs that most significantly impact its economic performance. Under the MSA, the Company is responsible for providing management and administrative services related to the growth of the patient population of the PCs, the management of that population’s healthcare needs and the provision of required healthcare services to those patients. Babylon has concluded that the success or failure of the Company in conducting these activities will most significantly impact the economic performance of the PCs. In addition, the Company’s variable interests in the PCs provide the Company with the right to receive benefits that could potentially be significant to it. The single member of the PCs is a member and employee of the Company. As a result of this analysis, the Company concluded that it is the primary beneficiary of the PCs and therefore consolidates the balance sheets, results of operations and cash flows of the PCs. The Company performs a qualitative assessment of the PCs on an ongoing basis to determine if it continues to be the primary beneficiary.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The tables below illustrate the VIE assets and liabilities and performance of the PCs:

	As of December 31,
	2022	2021
	$’000	$’000
Total assets	137,675	104,703
Total liabilities	228,283	168,240

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Total revenues	480,925	154,508	17,436
Operating expenses:
Claims expense	(462,226)	(135,674)	(16,007)
Clinical care delivery expense	(38,787)	(19,517)	(4,168)
Sales, general and administrative expenses	(37,027)	(47,354)	(2,809)
Depreciation and amortization expenses	(2,049)	(7,652)	(989)
Impairment expense	—	—	—
Premium deficiency reserve income / (expense)	16,077	(30,814)	—
12.    Property, Plant and Equipment

	Computer Equipment	Fixtures and Fittings	Deployed Machinery	Total
	$’000	$’000	$’000	$’000
Cost
Balance at January 1, 2021	2,860	180	—	3,040
Additions	2,830	6,979	—	9,809
Acquisitions through business combinations	105	41	17,618	17,764
Effect of movements in foreign exchange	(107)	(130)	—	(237)
Balance at December 31, 2021	5,688	7,070	17,618	30,376

Balance at January 1, 2022	5,688	7,070	17,618	30,376
Additions	1,132	7,903	—	9,035
Transferred to assets held for sale	(319)	(42)	(17,618)	(17,979)
Effect of movements in foreign exchange	(537)	(830)	—	(1,367)
Balance at December 31, 2022	5,964	14,101	—	20,065

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

	Computer Equipment	Fixtures and Fittings	Deployed Machinery	Total
	$’000	$’000	$’000	$’000
Depreciation and impairment
Balance at January 1, 2021	1,576	130	—	1,706
Depreciation	1,248	337	—	1,585
Effect of movements in foreign exchange	(69)	329	—	260
Balance at December 31, 2021	2,755	796	—	3,551

Balance at January 1, 2022	2,755	796	—	3,551
Depreciation	1,781	2,989	2,815	7,585
Impairment	—	—	6,287	6,287
Transferred to assets held for sale	(127)	(13)	(9,102)	(9,242)
Effect of movements in foreign exchange	(640)	(134)	—	(774)
Balance at December 31, 2022	3,769	3,638	—	7,407

Net book value
At January 1, 2021	1,284	50	—	1,334
At December 31, 2021 and January 1, 2022	2,933	6,274	17,618	26,825
At December 31, 2022	2,195	10,463	—	12,658
During the second quarter of fiscal year 2022, the Company identified a triggering events associated with reporting units with Goodwill described in Note 10. As a result of this analysis, we recognized an impairment charge to the Higi reporting unit, resulting in the impairment charge shown in the schedule above. Refer to Note 10 for more details. Subsequent to this impairment expense, assets included in our IPA and Higi reporting units were classified as held for sale. Refer to Note 5 for more details on further impairment recorded to the valuation allowance for impaired assets within the Higi reporting unit classified as held for sale as of the year ended December 31, 2022.
13.    Trade and Other Receivables, Prepayments and Contract Assets
The components of Trade receivables, Other receivables and Prepayments and contract assets reflected on the Consolidated Balance Sheets are disaggregated, as applicable, in the table below:

	As of December 31,
	2022	2021
	$’000	$’000
Trade receivables, gross	17,635	10,355
Allowance for doubtful accounts	(2,111)	(2,077)
Trade receivables, net (Note 6)	15,524	8,278

Other receivables	7,205	9,751
Security deposit	8,481	3,962
VAT receivable (payable)	1,816	2,045
Other receivables	17,502	15,758

Prepayments	12,237	21,576
Contract assets	6,112	4,484
Prepayments and contract assets	18,349	26,060
The Group has assessed its current expected credit loss estimate, in line with the requirements of ASC 326 by taking into consideration historical credit loss experience and financial factors specific to the debtors and general economic conditions. As part of this assessment, the Group has performed a recoverability assessment of its outstanding trade and other

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

receivables at the reporting date and concluded that the expected credit loss as of December 31, 2022 and 2021 is immaterial.
The table below shows significant changes in contract assets:

	2022	2021
	$’000	$’000
Balance at January 1	4,484	2,378
Revenues recognized but not billed	4,478	3,444
Amounts reclassified to trade receivable	(1,914)	(1,338)
Amounts transferred to assets held for sale	(936)	—
Balance at December 31,	6,112	4,484
14.    Trade and Other Payables, Accruals and Other Liabilities
The components of Trade payables, Other payables and Accruals and other liabilities reflected on the Consolidated Balance Sheets are disaggregated, as applicable, in the table below:

	As of December 31,
	2022	2021
	$’000	$’000
Trade payables	9,600	17,179

Taxation and social security	4,839	4,039
Other	—	1,468
Other payables	4,839	5,507

Accruals	28,878	36,366
Other liabilities	1,151	363
Accruals and other liabilities	30,029	36,729
15.    Claims Payable
The following table is a summary of claims activity for the periods presented:

$’000
Balance at January 1, 2021	3,890
Claims incurred, net	216,791
Claims settled	(196,053)
Balance at December 31, 2021	24,628

Balance at January 1, 2022	24,628
Claims incurred, net	1,017,003
Claims settled	(991,506)
Claims payable transferred to liabilities held for sale	(41,650)
Balance at December 31, 2022	8,475
16.    Leases
The Group leases several assets which consist of buildings and IT equipment. The Group recognizes right-of-use assets and lease liabilities for its building leases only, as the leases for IT equipment meet the exemption requirements as short-term

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

leases and leases expensed in accordance of our capitalization threshold described in Note 2. Therefore, the disclosures below for the Group’s right-of-use assets relate only to buildings. Options to extend or terminate the lease are assessed and included in the lease liability if they are reasonably certain of being exercised.

Operating lease costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Other Comprehensive Loss. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its Consolidated Balance Sheets. The Company’s short-term leases are immaterial. The Company’s operating lease costs were $6.8 million for the year ended December 31, 2022 (2021: $3.6 million, 2020: $1.7 million).

The Company entered into operating leases that resulted in $11.5 million of right-of-use assets in exchange for operating lease obligations for the year ended December 31, 2022 (2021: $7.7 million).

The company had an impairment of $4.2 million during the year ended December 31, 2022 related to our restructuring activities in 2022. Refer to Note 7 for details.

The table below summarizes the Company’s lease cash flows and other supplemental information related to its operating leases:

	December 31, 2022	December 31, 2021
	$’000	$’000
Cash paid for amounts included in the measurement of operating lease liabilities	$6,200	$4,156

Weighted-average remaining lease term (in years)	6.14	3.53
Weighted-average discount rate	12.2%	12.1%

The table below presents the future minimum lease payments under the noncancelable operating leases as of December 31, 2022:

$’000
2023	7,075
2024	4,656
2025	2,789
2026	2,777
2027	2,707
2028	2,932
Thereafter	3,527
Total lease payments	26,463
Less: imputed interest	(7,305)
Total operating lease liabilities	19,158
Reported as:
Operating lease liabilities, current	5,102
Operating lease liabilities, non current	14,056
Total operating lease liabilities	19,158

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

17.    Loans and Borrowings

	As of December 31,
	2022	2021
	$’000	$’000
Non-current liabilities
Loan notes	310,466	200,000
Unamortized fair value adjustment, discount, and debt issuance costs	(32,438)	(31,399)
	278,028	168,601

Current liabilities
Convertible loan notes	—	—
Other	—	185
	—	185
Albacore Original Notes
On October 8, 2021, Babylon entered into a note Subscription Agreement (the “Note Subscription Agreement”). The Note Subscription Agreement provided for the issuance of up to $200.0 million in unsecured notes due 2026 (the “Unsecured Notes”) to affiliates of, or funds managed or controlled by, AlbaCore Capital LLP (the “Note Subscribers”). On November 4, 2021 (“Note Closing Date”), Babylon issued the full $200.0 million (“Principal Amount”) of Unsecured Notes under the Note Subscription Agreement at a discount of 95.5% of the Principal Amount. The Unsecured Notes bear interest accruing on the Principal Amount (which for these purposes shall include any capitalized interest from time to time) at the following rates: (i) 8.00% per annum for the period commencing from (and including) the Note Closing Date to (but excluding) the date falling two years after the Note Closing Date; (ii) 10.00% per annum for the period commencing from (and including) the date falling two years after the Note Closing Date, to (but excluding) the date falling three years after the Note Closing Date; and (iii) 12.00% per annum for the period commencing from (and including) the date falling three years after the Note Closing Date. The applicable interest rate is subject to a step-up margin of 6.5 basis points per annum if Babylon and its subsidiaries do not achieve a target of adding 100,000 Medicaid lives to value-based care contracts by January 1, 2024. Interest is payable on the Unsecured Notes semi-annually on May 4 and November 4 each year and the first interest payment was due on the six-month anniversary of the Note Closing Date on May 4, 2022. At Babylon’s election, up to 50.00% of the interest payable in respect of any interest period may be satisfied by the issuance by Babylon of further Unsecured Notes to be immediately consolidated and form a single series with the outstanding Unsecured Notes. The Unsecured Notes will mature five years from the Note Closing Date on November 4, 2026 (the “Final Maturity Date”).

Babylon is required to redeem the Unsecured Notes (unless previously purchased and cancelled or redeemed) on the Final Maturity Date at 100% of the principal amount on such date. Babylon may redeem the Unsecured Notes at any time at a redemption amount (the “Redemption Amount”) equal to: (i) from (and including) the Note Closing Date to (but excluding) the date falling one year after the Note Closing Date, the amount that is the greater of (A) 104.00% of the principal amount (including capitalized interest) and (B) 104.00% of the principal amount (including capitalized interest) plus an interest make whole premium; (ii) from (and including) the date falling one year after the Note Closing Date to (but excluding) the date falling two years after the Note Closing Date, 104.00% of the principal amount (including any capitalized interest); and (iii) on or after the date falling two years after the Closing Date and until (but not including or after) the Final Maturity Date, 107.00% of the principal amount (including any capitalized interest). Each holder of Unsecured Notes (each a “Noteholder”) has the option to require Babylon to redeem the Unsecured Notes held by such Noteholder at the Redemption Amount upon specified change of control events.

The terms of the Unsecured Notes include covenants, which covenants are subject to certain limitations and exceptions, limiting the ability of Babylon and its subsidiaries to, among other things: incur additional debt; pay or declare dividends or distributions on Babylon’s share capital; repay or distribute any additional paid in capital reserve or redeem, repurchase or retire its Class A ordinary shares; incur or allow to remain outstanding guarantees; make certain joint venture investments; enter into operating or capital lease contracts; create liens on Babylon’s or its subsidiaries’ assets; enter into sale and leaseback transactions; pay management and advisory fees outside the ordinary course of business; acquire a company or any shares or securities or a business or undertaking; merge or consolidate with another company; borrow or receive

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

investments from certain shareholders other than through Babylon; and sell, lease, transfer or otherwise dispose of assets. The terms of the Unsecured Notes also include customary events of default.

On the Note Closing Date, Babylon issued warrants to subscribe for an aggregate of 70,299 Class A ordinary shares (the “AlbaCore Warrants”) to the Note Subscribers on a pro rata basis by reference to the relevant proportion of the Principal Amount of Unsecured Notes subscribed for by each Note Subscriber. The AlbaCore Warrants confer the right to subscribe for up to 70,299 Class A ordinary shares exercisable on certain agreed upon exercise events, subject to: (i) Babylon’s right to elect to redeem the AlbaCore Warrants in whole or in part in cash upon an exercise event; (ii) an agreed adjustment formula to reduce the number of Class A ordinary shares to be issued upon exercise of the AlbaCore Warrants in certain circumstances linked to Babylon’s trading performance; and (iii) customary adjustments for certain common stock reorganizations (such as share splits and consolidations).

We capitalized debt issuance costs of $3.4 million in connection with the issuance of the Unsecured Notes. Please refer to Note 20 for additional discussion surrounding the Albacore Warrants.

Albacore Additional Notes and Warrants
On December 23, 2021, Babylon entered into an additional note subscription agreement (the “Second Note Subscription Agreement”) providing for the issue of not less than $75 million and not more than $100 million additional Unsecured Notes (the “Additional Notes”) to AlbaCore Partners III Investment Holdings Designated Activity Company, and any new note subscribers that are affiliates of, or funds managed or controlled by, AlbaCore Capital LLP and that adhere to the Second Note Subscription Agreement (the “Second Note Subscribers”).

The closing of the issue of the Additional Notes under the Second Note Subscription Agreement, for the principal amount of $100 million, occurred on March 31, 2022 (the “Second Closing Date”). The terms and conditions of the Additional Notes are the same as the terms of the original Unsecured Notes, with the exception that the Additional Notes were issued at 100% of their principal amount. At Babylon’s election, up to 50.00% of the interest payable in respect of any interest period may be satisfied by the issuance by Babylon of further Unsecured Notes to be immediately consolidated and form a single series with the outstanding Unsecured Notes.

On the Second Closing Date, Babylon issued AlbaCore Warrants to subscribe for an aggregate of 35,150 additional Class A ordinary shares (the “Additional AlbaCore Warrants”) to the Second Note Subscribers. Upon an exercise event, the AlbaCore Warrants are exercisable in full and not in part only. The exercise events applicable to the Additional AlbaCore Warrants are the same as the AlbaCore Warrants.

We capitalized debt issuance costs of $4.0 million in connection with the issuance of the Additional Notes. Please refer to Note 20 for additional discussion surrounding the Additional Albacore Warrants.

Upon any exercise event Babylon has a right to elect to satisfy the subscription entitlement in respect of the AlbaCore Warrants by issuing Class A ordinary shares, by making a redemption payment in cash, or by a combination of both (in such proportions as Babylon may in its absolute discretion determine). The cash redemption payment per Note Warrant shall be determined by reference to the closing price for the Class A ordinary shares on such date as is specified in the Amended and Restated Warrant Instrument in respect of each exercise event, provided that if the closing price is in excess of $375.00 per Class A ordinary share (subject to customary adjustments), the cash redemption payment shall be capped at $375.00 per Note Warrant.

Where Babylon elects upon exercise of the AlbaCore Warrants to issue Class A ordinary shares in satisfaction in whole or in part of the subscription entitlement under the AlbaCore Warrants, Babylon is required to issue one Class A ordinary share credited as fully paid and free from all encumbrances (except as set out in Babylon’s memorandum and articles of association from time to time) per AlbaCore Warrant held, subject to a proportionate downwards adjustment to the number of Class A ordinary shares to be issued per AlbaCore Warrant where the closing price of the Class A ordinary shares on such date as is specified in the Amended and Restated Warrant Instrument in respect of each exercise event is in excess of $375.00 per Class A ordinary share.

Accrued Interest

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Interest is payable on the Unsecured Notes semi-annually on May 4 and November 4 each year. The first and second interest payment was due on the six-month and one-year anniversary of the Note Closing Date on May 4, 2022 and November 4, 2022 respectively. As of May 4, 2022 and November 4, 2022, the interest payable on the Unsecured Notes was $8.8 million and $12.2 million, respectively. In accordance with the Note Subscription Agreement, Babylon elected to satisfy 50.0% of the interest payable of $4.4 million and $6.1 million through the issuance of further Unsecured Notes, which were immediately consolidated and formed into a single series with the outstanding Unsecured Notes. The remaining $4.4 million and $6.1 million of the interest payable was settled in cash and reflected within the Consolidated Statement of Cash Flows line item for Decrease in accruals and other liabilities and due to related parties.

VNV Loan and Unsecured Bonds
On July 15, 2021, Babylon Holdings entered into a loan agreement with VNV Group for $15.0 million (“VNV Loan”). The interest rate on the loan was 14%.

On August 18, 2021, the Group issued $50.0 million in unsecured bonds at a discount of 4.0% (“Unsecured Bonds”), including the non-cash conversion of $8.0 million in borrowings under the VNV Loan agreement into Unsecured Bonds. The interest rate on the loan is 10%, with interest payable quarterly. The proceeds from the Unsecured Bonds can be used for general corporate purposes. The Company utilized proceeds of $7.2 million from the Unsecured Bonds to settle the remainder of the VNV Loan principal and interest. Cash proceeds from the bond issuance, net of discounts, repayments of borrowings, and transaction expenses totaled $32.1 million. The Unsecured Bonds had a one-year term and were redeemable by Babylon Holdings at any time. The Unsecured Bonds were repaid in full following the closing of the Merger.
Convertible Loan Note Agreements
On November 12, 2020, the Group executed a Convertible Loan Note agreement (“CLN” or “Loan Notes”) with a borrowing capacity of up to $200.0 million, under which $30.0 million Tranche 1 Notes and $70.0 million Tranche 2 Notes were issued to Global Health Equity (Cyprus) Ltd (“GHE” or the “Noteholder” or the “Lender”) in November and December 2020. GHE is part of the VNV Global group. VNV Global has a pre-existing equity interest in Babylon. The notes had a nominal value of $1.
Tranche 1 Notes
Tranche 1 Notes of $30.0 million were issued to GHE on November 12, 2020. Interest accrues at a fixed non-compounding rate of 11% per annum from the date of issuance to redemption or conversion. These notes were subsequently converted into Series C Preferred Shares after the issuance of the Tranche 2 Notes and shareholder approval of the conversion feature.
Tranche 2 Notes
Tranche 2 Notes of $70.0 million were issued on December 16, 2020 and are not interest bearing. The Tranche 2 Notes are exchangeable into a variable number of Series C Preferred Shares upon the earlier of the occurrence of certain events or June 30, 2021. These notes were subsequently converted into Series C Preferred Shares after shareholder approval of the conversion feature.
As the Tranche 2 Notes fail the definition of equity, the Group considered whether the conversion feature in the Tranche 2 Notes is a non-closely related embedded derivative which would require separation from the debt host contract and to be accounted for separately as a standalone derivative at fair value through profit or loss (“FVTPL”). It has been determined that the Tranche 2 Notes represent a hybrid instrument containing a debt host debt contract and a non-closely related embedded derivative for the conversion feature.
The debt host contract is measured at amortized cost using the effective interest rate (“EIR”) method. The fair value of the embedded derivative and transaction costs associated with issuance of the instrument are not material.

On June 30, 2021, the $70.0 million Tranche 2 notes were converted into 41,012,358 “C” preference shares.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Changes in Loans and Borrowings from Financing Activities

	Albacore Notes	VNV Loan Notes	Unsecured Bonds	Convertible Loan Notes	Other Loans and Borrowings	Total Loans and Borrowings
	$’000	$’000	$’000	$’000	$’000	$’000
Balance at January 1, 2021	—	—	—	70,000	357	70,357
Changes from financing cash flows
Proceeds from issuance of notes and warrants	191,000	15,000	64,563	—	—	270,563
Payment of debt issuance costs	(3,429)	—	(1,375)	—	—	(4,804)
Repayment of cash loan	—	(7,000)	(75,000)	—	—	(82,000)
Total changes from financing cash flows	187,571	8,000	(11,812)	—	—	183,759
Other changes
Fair value of warrants issued	(16,930)	—	—	—	—	(16,930)
Unpaid debt issuance costs	(2,801)	—	(171)	—	—	(2,972)
Amortization of fair value adjustment, discount, and debt issuance costs	761	—	3,983	—	—	4,744
Convertible loan notes converted	—	—	—	(70,000)	—	(70,000)
Non-cash conversion of loan notes to bonds	—	(8,000)	8,000	—	—	—
Other loans and borrowings activity, net	—	—	—	—	(172)	(172)
Total other changes	(18,970)	(8,000)	11,812	(70,000)	(172)	(85,330)
Balance at December 31, 2021	168,601	—	—	—	185	168,786
Balance at January 1, 2022	168,601	—	—	—	185	168,786
Changes from financing cash flows
Proceeds from issuance of notes and warrants	100,000	—	—	—	—	100,000
Payment of debt issuance costs	(4,256)	—	—	—	—	(4,256)
Repayment of cash loan	—	—	—	—	—	—
Total changes from financing cash flows	95,744	—	—	—	—	95,744
Other changes
Fair value of warrants issued	(3,418)	—	—	—	—	(3,418)
Unpaid debt issuance costs	—	—	—	—	—	—
Amortization of fair value adjustment, discount, and debt issuance costs	6,635	—	—	—	—	6,635
Issuance of notes upon conversion of interest	10,466	—	—	—	—	10,466
Non-cash conversion of loan notes to bonds	—	—	—	—	—	—
Other loans and borrowings activity, net	—	—	—	—	(185)	(185)
Total other changes	13,683	—	—	—	(185)	13,498
Balance at December 31, 2022	278,028	—	—	—	—	278,028

During the year ended December 31, 2022, interest paid on Loans and borrowings was $10.5 million (2021: $1.4 million). As of December 31, 2022, the unpaid portion of interest on Loans and borrowings, recognized within Accruals and other liabilities, was $3.9 million (2021: $2.5 million).
18.    Employee Benefits
Pension Plans
The Group has established a defined contribution plan (the “U.S. 401(k) Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the U.S. 401(k) Plan, eligible employees voluntarily contribute up to 80% of their compensation in a given year, subject to limits on the amount of annual contributions, and the Group will match a portion of those contributions. The Group has established a separate defined contribution plan (the “U.K. Plan”) in the U.K. to eligible employees. Under the U.K. plan, the employee voluntarily elects to either contribute a percentage of their salary

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

directly to the U.K. Plan or exchange a percentage of their salary and have the Group contribute to the U.K. Plan on their behalf. During fiscal year 2022, the Group paid fixed contributions totaling $7.2 million (2021: $6.3 million, 2020: $5.2 million).

Equity Incentive Plans
On December 15, 2022, we completed a 1-for-25 reverse share split (the “2022 Reverse Share Split”) of its Class A ordinary shares and Class B ordinary shares that was applied retrospectively throughout the Consolidated Financial Statements. The description of activity in the narratives and tables below have been adjusted to reflect the 2022 Reverse Share Split. Refer to Note 19 for more details in relation to this reverse share split.

On October 21, 2021 we effected a reclassification (the “2021 Reclassification”) whereby all outstanding shares of Babylon, including the various options previously granted under the below plans, were reclassified to Class A ordinary shares or Class B ordinary shares, subject to a conversion ratio of approximately 0.3 (the “2021 Conversion Ratio”). The description of activity in the narratives and tables below have been adjusted to reflect the Reclassification.

On July 27, 2015, the Board of Directors adopted the Babylon Holdings Limited Long Term Incentive Plan (the “LTIP”). Following the Reclassification, the options subsist over Class A ordinary shares. Upon approval of the Babylon Holdings Limited 2021 Equity Incentive Plan, including the Non-Employee Sub-Plan (collectively, the "2021 Plan"), the LTIP Plan was no longer available for future awards.

On February 21, 2021, the Board of Directors adopted the Company Share Option Plan (“CSOP”) which was intended to qualify as a company share option plan that meet certain requirements under the Income Tax Act of 2003. The options granted under the CSOP are, subject to certain qualifying conditions being met, potentially U.K. tax-favored options. Upon approval of the 2021 Plan, the CSOP Plan was no longer available for future awards.

In March 2021, the Company made an offer to all existing U.K. participants in the LTIP to convert their LTIP share options into the CSOP or into restricted stock awards (“RSAs”). All employees who elected to have their LTIP option converted to a new CSOP or RSA had their existing LTIP options forfeited and were granted an increased number of share options in line with the increased exercise price under the CSOP and RSA plans resulting in an equivalent economic value as compared to the grantee’s original award. There were no changes made to other terms, including vesting conditions or the period the original share options were granted. For the participants who accepted the offer to transfer their LTIP awards into RSAs or CSOP options, their LTIP options were cancelled and replaced with an equivalent economic value of RSAs or CSOP options during year ending December 31, 2021.

On October 21, 2021, the shareholders approved the 2021 Plan. The 2021 Plan provides for an automatic share reserve increase, or “evergreen” feature, whereby the share reserve will automatically be increased on January 1st of each year commencing on January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the least of: (i) 1,813,408 Class A ordinary shares; (ii) 5% of the total number of all classes of our shares that have been issued as at December 31st of the preceding calendar year, in each case, subject to applicable law and our having sufficient authorized but unissued shares; and (iii) such number of Class A ordinary shares as our board of directors may designate prior to the applicable January 1 (collectively referred to as the “evergreen” feature). In addition, the 2021 Plan provides for recycling of a maximum of 956,091 Class A ordinary shares underlying 2021 Plan awards and options granted under our legacy LTIP and CSOP Plans, in each case which have expired, lapsed, terminated or meet other recycling criteria set forth in the 2021 Plan (collectively referred to as the “share recycling” feature). Upon approval of the 2021 Plan, the LTIP and CSOP were no longer available for future awards. The 2021 Plan provides for the grant of options, share appreciation rights (“SARs”), restricted shares (“RSAs”), restricted share units (“RSUs”), and other stock-based awards, including performance share units (“PSUs”). As of December 31, 2022, there are 779,131 Class A ordinary shares available for issuance pursuant to future awards under the 2021 Plan considering the evergreen and share recycling features processed during the year ending December 31, 2022.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Stock-based Payments
The Company issues equity settled compensation to employees of the Company and advisors, whereby services are rendered in exchange for rights over shares in the Company. Employees of all subsidiaries of the Company participate within this scheme through a variety of plans described above.

Under these plans, options are granted to employees at the start of their employment and typically expire between 10 to 15 years. Generally, upon completion of the first year of employment, 25.0% of options will vest, and the remainder will vest monthly over the next three years. In certain circumstances, additional options are granted to employees to recognize performance. Such options vest in the same manner as those granted on joining. RSUs, RSAs and PSUs granted under the 2021 Plan vest in accordance with the individual award agreements and are summarized within the corresponding award types below. The estimated forfeiture rate for share-based payments was 35.9%, 20.4%, and 22.1% for the years ended December 31, 2022, 2021 and 2020, respectively. The company estimates the number of awards that will be forfeited when recognizing share-based payment expense throughout the award’s vesting period. The cumulative effect on current and prior periods for a change in the estimate or actual forfeitures is recognized in the current period of the change. This change in estimate will impact current and future period share-based payment expense in the period the estimate is changed.

Stock-based compensation expense is recognized using the graded vesting method. Stock-based payments are recognized as expense for RSUs, RSAs, PSUs and options, net of estimated forfeitures, as follows:

	For the Year Ended December 31,
	2022	2021	2020
	$’000	$’000	$’000
Total stock-based compensation expense	34,556	48,186	9,557

Restricted Stock Awards
RSAs granted prior the implementation of the 2021 Plan traditionally followed similar vesting schedules as options including 25.0% vesting upon satisfying one year of employment, and the remainder vesting monthly over the next three years. RSAs granted under the 2021 Plan vest pursuant to the terms of the individual agreements which typically include a specified service condition term and any unvested shares are forfeited upon separation from the Company.
The following table displays RSA activity and weighted average grant date fair values for the year ended December 31, 2022:

	RSAs	Weighted average grant date fair value per RSA
Balance at January 1, 2022	201,825	$9.98
Granted	632,000	$24.12
Vested and issued	(133,511)	$21.79
Forfeited	(130,000)	$26.25
Balance at December 31, 2022	570,314	$19.50
Vested and unissued at December 31, 2022	169,520	$15.57
Unvested at December 31, 2022	400,794	$24.20

The total grant-date fair value of RSAs granted during the year ended December 31, 2022 and 2021 was $15.2 million and $6.7 million respectively. No RSAs were granted during the year ended December 31, 2020.

The Company recorded stock-based compensation expense related to RSAs of $5.9 million during the year ended December 31, 2022 (2021: $3.6 million).

As of December 31, 2022, the unrecognized compensation cost related to unvested RSAs is $4.1 million, which is expected to be recognized over a weighted average period of 2.67 years.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Restricted Stock Units
The following table displays RSU activity and weighted average grant date fair values for the year ended December 31, 2022:

	RSUs	Weighted average grant date fair value per RSU[1]
Balance at January 1, 2022	279,891	$155.75
Granted	934,538	$79.50
Vested and issued	(162,815)	$126.65
Forfeited	(348,791)	$101.60
Balance at December 31, 2022	702,823	$82.85
Vested and unissued at December 31, 2022	7,178	$133.85
Unvested at December 31, 2022	695,645	$82.30

(1) The calculation of weighted average grant date fair value excludes RSUs issued to Higi employees upon the acquisition of Higi during the year ended December 31, 2021.
The total grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $74.2 million and $37.2 million, respectively. No RSUs were granted during the year 2020.

The Company recorded stock-based compensation expense related to RSUs of $28.6 million during the year ended December 31, 2022 (2021: 6.5 million).

As of December 31, 2022, the Company had $46.2 million in unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.8 years.
Performance Share Units
The following table displays PSU activity and weighted average fair values for the periods presented:

	PSUs	Weighted average fair value
Balance at January 1, 2022	—	$—
Granted	726,000	$11.38
Vested and issued	—	$—
Forfeited / cancelled during the period	(102,000)	$12.31
Balance at December 31, 2022	624,000	$11.23
Vested and unissued at December 31, 2022	—
Unvested at December 31, 2022	624,000
The total grant-date fair value of PSUs granted during the year ended December 31, 2022 was $8.3 million. No PSUs were granted during the years 2021 and 2020.

The Company recorded stock-based compensation expense related to PSUs of $0.6 million during the year ended December 31, 2022.

As of December 31, 2022, the Company had $5.3 million in unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The shares typically have three equal tranches, with each tranche vesting upon the achievement of an agreed upon share price on the New York Stock Exchange over any 20 trading days within a 30-day period, and accelerate vesting upon a change of control. The PSUs typically expire after 4-years from the grant date and any unvested shares are forfeited upon separation from the Company.

The grant-date fair value and derived implicit service period of PSUs granted under the 2021 Plan were determined using a Monte Carlo simulation model, and involve input of subjective assumptions, including share price and volatility. For the share price, the Company used the publicly traded share price on the date of the grant. For volatility, the Company determined the % using historical volatilities for selected comparable peer companies.

Options
There were no options granted during the year ended December 31, 2022. Options were granted in prior years under the LTIP, CSOP or 2021 Plan described above. The fair value of each employee and non-employee stock option award was estimated on the date of grant for each option using the Black-Scholes option pricing model. The group uses the following key assumptions to determine the grant date fair value of options in the period they were granted as follows:

Fair Value of Underlying Stock

The fair value of the Company’s Class A ordinary shares is determined by the closing price, on the date before the grant, of its Class A ordinary shares, which is traded on the NYSE. Prior to the Merger described in Note 1, the estimated fair value of the Class A ordinary shares had been determined by the Board of Directors as of the date of each grant, with input from management, considering the most recently available third-party valuations of the Group’s Class A ordinary shares, and the assessment of additional objective and subjective factors that they believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.

Volatility

The Company uses an average historical stock price volatility of a peer group of comparable publicly traded healthcare companies representative of our expected future stock price volatility, as there is not sufficient trading history for our Class A ordinary shares. For purposes of identifying these peer companies, the Company considers the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measures historical volatility over a period equivalent to the expected term.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturities similar to the expected term of the award.

Expected Dividend Yield

The Company has not paid and does not anticipate paying any dividends in the foreseeable future. Accordingly, the Company estimates the dividend yield to be zero.

Expected Term

The Company determines the expected term of awards using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

The following table displays option activity, aggregate intrinsic values, and weighted average exercise prices and remaining contractual lives for the year ended December 31, 2022:

	Weighted average exercise price	Number of options	Weighted average remaining contractual life in years	Aggregate intrinsic value
	$			$’000
Outstanding at the beginning of the year	36.75	915,850	10.40	$99,065
Granted during the year	—	—	N/A
Exercised during the year	0.41	(346,906)	N/A	$(7,602)
Forfeited / cancelled during the year	130.24	(200,875)	N/A
Outstanding at the end of the year	19.76	368,069	8.62	$(4,723)
Exercisable at the end of the year	19.14	330,194	8.32	$(4,092)
No options were granted during the year ended December 31, 2022. The total grant-date fair value of options granted during the years 2021 and 2020 was $59.3 million and $20.5 million, respectively.

Due to the cumulative effect of the change in estimated forfeitures recognized in the current period for current and prior period options, $(0.5) million of stock-based compensation expense was recognized during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized $26.6 million of stock-based compensation expense.

As of December 31, 2022, the Company had $0.8 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 0.9 years.

Included within the forfeited / cancelled quantity during the year ended December 31, 2022 are 51,654 stock options that were replaced by 80,000 RSAs included within the granted quantity reported within the RSA table above. This transaction was accounted for as a modification occurring in July 2022, the date the replacement RSA was granted and the option was cancelled. The Company determined that the replacement RSA’s fair value exceeds the cancelled options fair value on the date of modification by $1.7 million of which, the Company recognized $1.1 million in stock-based compensation expense associated with the modification during the year ended December 31, 2022 with the remaining $0.6 million to be recognized over the next 0.5 years.
19.    Equity
Equity Following the Conversion and Reverse Share Split
The Consolidated Financial Statements are prepared as a continuation of the financial statements of Babylon Holdings Limited, which have been adjusted to reflect i) the conversion of our historical Class B ordinary shares into our Class A ordinary shares associated with our private placement of our Class A ordinary shares (collectively referred to as the “Conversion”) and ii) the 1-for-25 reverse share split.
On December 15, 2022, we completed a 1-for-25 reverse share split of its Class A ordinary shares and Class B ordinary shares as announced on our November 9, 2022 press release. Beginning on December 16, 2022, every twenty-five (25) shares of Babylon were automatically converted into one (1) issued and outstanding share of Babylon Class A ordinary shares with a $0.001056433113 par value. This conversion applies a round down feature for any converted share that results in fractional shares. This round down feature is not considered to have a material impact on the Consolidated Financial Statements. All share quantities and prices mentioned throughout the Consolidated Financial Statements are reflected of the retrospective application of this reverse share split for all periods presented.
On November 4, 2022, as a condition to closing the Private Placement (referred to as “PIPE financing” on our Consolidated Statement of Changes in Stockholders’ Equity) announced in our October 18, 2022 press release, we announced the conversion of our all of our outstanding Class B ordinary shares, par value $0.001056433113, into Class A ordinary shares, par value $0.001056433113, effective on November 1, 2022. Associated with the conversion of our outstanding Class B ordinary shares, were private placement transactions consisting of initial and additional subscription

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

agreements, providing a sale of 7,596,979 Class A ordinary shares (collectively referred to as the “Conversion” throughout our Consolidated Financial Statements).
On October 16, 2022 and October 17, 2022, Babylon entered into subscription agreements (the “Subscription Agreements”) with several investors (collectively, the “Investors”) for a private placement of our Class A ordinary shares
(the “Private Placement” or “PIPE financing”). On November 3, 2022, the Private Placement closed, and Babylon issued 7,596,979 Class A ordinary shares to the Investors and received $80.0 million in proceeds.
As a condition to closing the Private Placement, our founder, Dr. Ali Parsadoust and ALP Partners Limited, as the sole holder of the outstanding 3,185,503 Class B ordinary shares, par value 0.0010564331130 per share (the “Class B ordinary shares”), converted all of the outstanding Class B ordinary shares to 3,185,503 Class A ordinary shares, par value $0.001056433113 per share, on November 1, 2022. Following the Conversion, there are no Class B ordinary shares issued and outstanding.

The following tables display the number of shares of Babylon Holdings Limited, reflected in post-reverse share split quantities for Class A ordinary and Class B ordinary shares authorized, issued and outstanding as of January 1, 2022, and reconciled for activity that occurred during the year ended December 31, 2022, including the Private Placement and Conversion, to the shares issued and outstanding as of December 31, 2022:

(In thousands of shares)	Class A ordinary shares	Class B ordinary shares
Authorized	260,000	124,000
On issue at January 1, 2022	13,357	3,186
Issued during the year prior to the Private Placement and Conversion	659	—
Conversion of Class B ordinary shares into Class A ordinary shares	3,186	(3,186)
Shares issued as part of the Private Placement	7,597	—
Issued following the Conversion and Private Placement	60	—
On issue at December 31, 2022—fully paid	24,859	—

Share Rights
Each Class A ordinary share will have the right to exercise one vote at any general meeting of the shareholders of the Company, to participate pro rata in all dividends declared by the Company, and the rights in the event of the Company’s dissolution.
Each Class B ordinary share has the same economic terms as the Class A ordinary shares, but the Class B ordinary shares have the right to exercise 15 votes per share.
There were 100,000 authorized Deferred Shares with a par value of $0.0000422573245084686, which are non-voting shares and do not convey upon the holder the right to be paid a dividend or notice to attend, vote or speak at a shareholder meeting. No Deferred Shares have been issued.
These share rights did not change as a result of the Conversion.
Foreign Currency Translation Reserve
Exchange differences arising on translation of the foreign controlled entities are recognized in other comprehensive loss and accumulated in a separate reserve within equity. The cumulative amount is reclassified to profit or loss when the net investment is disposed of.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Other Comprehensive Income (“OCI”) Accumulated in Reserves, Net of Tax

	2022	2021	2020
	$’000	$’000	$’000
January 1,	(2,808)	(2,244)	(5,824)
Foreign operations – foreign currency translation differences	7,080	(564)	3,580
December 31,	4,272	(2,808)	(2,244)
Retained Earnings
The retained earnings account represents retained profits or losses less amounts distributed to shareholders.
20.    Warrant and Earnout Liabilities

The Company’s warrant and earnouts are classified and accounted for as liabilities at fair value, with changes if fair value recorded in the Consolidated Statement of Operations and Other Comprehensive Loss in Fair Value Remeasurement. The following table displays the number of warrant and earnouts in issue as of December 31, 2022:

	Tradeable	Non-tradeable	Total
(In thousands of shares)	No. of warrants	No. of warrants	No. of warrants
In issue at January 1, 2022	345	307	652
Issuance of AlbaCore Warrants	—	35	35
Exchange of Alkuri Warrants	(345)	(237)	(582)
In issue at December 31, 2022	—	105	105

Total
(In thousands of shares)	No. of earnouts
In issue at January 1, 2022	1,604
Release of Stockholder Earnout Shares	—
Release of Sponsor Earnout Shares	—
In issue at December 31, 2022	1,604

Alkuri Warrants
As of December 31, 2022 there were no Alkuri Warrants outstanding related to the Merger. At the date of the Merger, the warrants entitled the holder to purchase one Class A ordinary share of Babylon Holdings Limited at an exercise price of $287.50 per share. Until warrant holders acquire the Company’s ordinary shares upon exercise of such warrants, they have no rights with respect to the Company’s ordinary shares. The warrants expire on October 21, 2026, or earlier upon redemption or liquidation in accordance with their terms. The initial and subsequent measurement of the fair value of the Alkuri Warrants on the date of issuance and at each reporting period end date, respectively, is determined by using the prevailing market price for warrants that are trading on the NYSE under the ticker BBLN.W.

In June 2022, the Company completed a registered exchange offer of the Company's 582,333 outstanding Alkuri Warrants (“Warrant Exchange”). In connection therewith, the Company exchanged 535,517 warrants tendered for shares of the Company’s Class A ordinary shares at an exchange ratio of 0.295 shares for each warrant. As a result, at closing, the Company issued 157,978 Class A ordinary shares. The fair value of Class A ordinary shares issued in excess of the Warrant liability at settlement date of $2.4 million, including transaction costs, was recorded as a Loss on settlement of warrants in the Consolidated Statement of Operations and Other Comprehensive Loss.

In July 2022, in accordance with the Warrant Amendment, the Company exercised its right to exchange the remaining outstanding Alkuri Warrants for the Company’s Class A ordinary shares, at an exchange ratio of 0.2655 shares for each

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

warrant. As a result of the transaction, 46,816 warrants were converted into 12,430 Class A ordinary shares. In addition, the Alkuri Warrants that were previously traded on the NYSE under the ticker symbol BBLN.W were delisted in July 2022, as no such Alkuri warrants remained outstanding.

AlbaCore Warrants and Additional Albacore Warrants
As of December 31, 2022 there were a combined total of 105,449 Albacore Warrants and Additional Albacore Warrants outstanding representing the entire outstanding warrants as of December 31, 2022. The warrants entitle the holder to purchase one Class A ordinary share at a subscription price of $0.001 per share upon occurrence of an exercise event. Until warrant holders acquire the Company’s Class A ordinary shares upon exercise of such warrants, they have no rights with respect to the Company’s ordinary shares. The warrants expire on November 4, 2026, or earlier upon redemption or liquidation in accordance with their terms. The initial and subsequent measurements of fair value are derived using a Monte Carlo simulation. Refer to Note 22 for the fair value movements of this instrument through the period resulting with an ending liability balance of $0.7 million as of December 31, 2022.

Earnout Shares
As of December 31, 2022 there were 1,603,750 Earnout Shares outstanding consisting of 1,552,000 Class A ordinary shares to its Founder and Chief Executive Officer (“Stockholder Earnout”) and 51,750 Class A ordinary shares to Alkuri’s sponsor (“Sponsor Earnout Shares”). Originally, the Stockholder Earnout shares were entitled the Founder and Chief Executive Officer to a right to receive Class B ordinary shares upon achieving the milestones described in Note 3. However, as part of the Conversion described in Note 19, this converted to a right to receive Class A ordinary shares. As discussed in Note 3, the Earnout Shares are classified as a liability and recognized at fair value. The initial and subsequent measurements of fair value are derived using a Monte Carlo simulation. Refer to Note 22 for the fair value movements of this instrument through the period resulting with an ending liability balance of $0.7 million in the aggregate for both Stockholder and Sponsor earnouts, as of December 31, 2022.
21.    Related Parties
Transactions with Management
During the year ended December 31, 2022, Babylon recognized an contractual termination benefit expense of $4.8 million within the Due to related parties account on the Consolidated Balance Sheet for costs incurred during the year related to a guarantee of a minimum level of compensation based in part on the Company’s stock price for a senior (non-Director) employee under their employment agreement.
Directors’ remuneration is borne by the Company’s subsidiary, Babylon Partners Limited.

In February of 2022, we identified a related party relationship between our acting CFO for our IPA Business, who was appointed that position for the IPA Business in August of 2022, and an entity that receives administrative services from one of the IPA Business’ subsidiaries. This individual was also appointed as CFO of the entity that receives these administrative services in February of 2022. While a related party relationship exists, the amounts recognized during the period are immaterial.

During the years ended December 31, 2022 and 2021, Babylon had loan balances owed by various executive officers to the Company. A portion of their compensation during the years ended December 31, 2022 and 2021, included the forgiveness of these loans in their entirety.
ALP Note
On June 3, 2020, in connection with our initial investment in Higi, ALP Partners Limited (“ALP”), as lender, entered into a promissory note with Higi, as borrower, in which Higi promised to pay ALP an aggregate principal sum of $5.0 million (the “ALP Note”). On December 7, 2021, we exercised our option to acquire the remaining equity interest in Higi pursuant to the Higi Acquisition Agreement. The closing of this acquisition occurred on December 31, 2021. The exercise price of the option to acquire the remaining Higi equity stake included the payment of $5.4 million at the closing to satisfy the principal and interest payable by a subsidiary of Higi pursuant to the ALP Note. As a result, no remaining balance related to this Note existed as of December 31, 2021. Refer to Note 4 for details related to the Higi acquisition.

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

PIPE Transaction
On June 3, 2021, we completed the PIPE Transaction, in which we issued and sold, in private placements that closed immediately prior to the Merger, an aggregate of 896,000 of our Class A ordinary shares to certain Babylon shareholders for $250.00 per share. The PIPE Transaction included the issuance of 20,000 Class A ordinary shares to VNV (Cyprus) Limited, 20,000 Class A ordinary shares to Black Ice Capital Limited, an affiliate of VNV (Cyprus) Limited, 20,000 Class A ordinary shares to Invik S.A. and 8,000 Class A ordinary shares to ALP.
22.    Fair Value Measurements
The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

•Level 1: quoted (unadjusted) prices in active markets for identical assets or liabilities;
•Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly; and
•Level 3: techniques which use inputs that have a significant effect on the recorded fair value that are not based on observable market data.
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period during which the change has occurred.

There were no transfers between fair value levels during the year.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Tradeable Alkuri Warrants	—	—	—	—
Non-tradeable Alkuri Warrants	—	—	—	—
AlbaCore Warrants	—	—	711	711
Stockholder earnouts	—	—	646	646
Sponsor earnouts	—	—	21	21
	—	—	1,378	1,378

The following table presents a reconciliation of the fair values for each level of fair value instruments is below:

	Tradeable (Level 1)	Non-tradeable (Level 2)	Non-tradeable (Level 3)	Total
	$’000	$’000	$’000	$’000
Balance of Warrant and Earnout liabilities at December 31, 2021	5,865	4,035	185,177	195,077
Fair value of Additional AlbaCore warrants upon issuance	—	—	3,418	3,418
Fair value remeasurement of Warrant and Earnout liabilities prior to settlement of Alkuri warrants	(3,105)	(2,136)	(173,489)	(178,730)
Settlement of Alkuri warrants upon issuance of shares	(2,760)	(1,899)	291	(4,368)
Fair value remeasurement of Warrant and Earnout liabilities	—	—	(14,019)	(14,019)
Balance of Warrant and Earnout liabilities at December 31, 2022	—	—	1,378	1,378

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

There tradeable Alkuri Warrants were valued using the instrument’s publicly listed trading price as of the date of the Consolidated Balance Sheets, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. There we no tradeable Alkuri Warrants as of December 31, 2022.

As the non-tradeable Alkuri Warrants have identical terms as the tradeable Alkuri Warrants, the non-tradeable Alkuri Warrants were valued using the tradeable Alkuri Warrants’ publicly listed trading price, which is considered to be a Level 2 fair value measurement due to the use of an observable market quote from a similar instrument in an active market. There we no non-tradeable Alkuri Warrants as of December 31, 2022.

The AlbaCore Warrants and Earnout shares were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Earnout shares include both Stockholder and Sponsor Earnouts and have equivalent terms and conditions. The primary unobservable input utilized in determining the fair value of the AlbaCore Warrants and Earnout shares is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined using peer group companies ranging from 35.8% to 111.9%. Due to the nominal exercise price of the AlbaCore Warrants, changes in volatility would not result in a material change in the fair value of the warrants.

The key inputs into the Monte Carlo simulation model for the AlbaCore Warrants were as follows on the date of issuance and as of December 31, 2021 and 2022:

	As of	As of	As of
	December 31, 2022	December 31, 2021	November 4, 2021
Underlying stock price (USD)	$6.75	$145.75	$241.50
Exercise price (USD)	$0.00106	$0.00106	$0.00106
Volatility	75.7%	71.6%	66.7%
Remaining term (years)	3.85	4.85	5.00
Risk-free rate	4.0%	1.2%	1.1%

The key inputs into the Monte Carlo simulation model for the Earnout shares were as follows on the date of issuance and as of December 31, 2021 and 2022:

	As of	As of	As of
	December 31, 2022	December 31, 2021	October 21, 2021
Underlying stock price (USD)	$6.75	$145.75	272.50
Exercise price (USD)	N/A	N/A	N/A
Volatility	75.2%	69.5%	62.6%
Remaining term (years)	4.56	5.56	5.75
Risk-free rate	4.0%	1.3%	1.3%

The Gain / (loss) on Warrant liabilities for the years ended December 31, 2022, 2021 and 2020 is $18.2 million, $27.8 million and nil, respectively. The Gain / (loss) on Earnout liabilities for the years ended December 31, 2022, 2021 and 2020 is $174.3 million, $206.7 million and nil, respectively.
23.    Net Loss Per Share
Class A ordinary shareholders have the same rights to earnings as Class B ordinary shareholders. Accordingly, basic and diluted EPS is the same for both forms of ordinary shares and collectively referred to as ordinary shareholders in this footnote. The following table sets forth the computation of basic and dilutive net loss per share attributable to the Group’s ordinary shareholders:

(In thousands, except for share count and per share data)	2022	2021	2020
Net loss attributable to ordinary shareholders	(221,449)	(77,409)	(211,797)
Weighted average shares outstanding – Basic and Diluted	18,439,104	11,169,203	9,717,434
Net loss per share – Basic and Diluted	(12.01)	(6.93)	(21.80)

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

Refer to Note 2 for our accounting policy over net loss per share for details.
24.    Quarterly Statement of Operations and Other Comprehensive Loss (Unaudited)
The following table sets forth our quarterly Consolidated Statement of Operations and Other Comprehensive Loss (unaudited) data through the years ended December 31, 2022 and 2021:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	71,293	57,478	74,462	117,594	266,446	265,362	288,898	288,963
Claims expense	(23,917)	(40,384)	(51,298)	(104,026)	(247,552)	(238,764)	(264,283)	(266,404)
Clinical care delivery expense	(11,823)	(16,013)	(17,038)	(24,957)	(23,927)	(21,649)	(18,505)	(16,543)
Platform & application expenses	(4,718)	(12,472)	(4,852)	(10,681)	(13,748)	(6,567)	(5,074)	(4,508)
Research & development expenses	(16,246)	(12,667)	(25,195)	(14,365)	(17,314)	(27,577)	(23,008)	(11,256)
Sales, general & administrative expenses	(30,986)	(43,753)	(39,257)	(73,176)	(55,649)	(64,503)	(54,474)	(53,311)
Impairment expense	—	—	—	—	—	(24,820)	(647)	(38,599)
Depreciation and amortization expenses	(713)	(1,310)	(2,659)	(4,503)	(3,078)	(3,906)	(2,456)	(2,610)
Premium deficiency reserve (expense) / income	(1,179)	(25)	2,870	(48,199)	(6,868)	9,123	21,518	7,538
Loss from operations	(18,289)	(69,146)	(62,967)	(162,313)	(101,690)	(113,301)	(58,031)	(96,730)
Interest expense	(1,083)	(1,309)	(1,684)	(8,971)	(5,982)	(9,192)	(8,255)	(9,307)
Interest income	14	14	2	295	255	128	284	374
Loss on settlement of warrants	—	—	—	—	—	(2,375)	(22)	—
Gain / (loss) on fair value remeasurement	—	—	—	239,195	78,773	99,957	11,249	2,770
Exchange (loss) / gain	(573)	482	(396)	1,270	(447)	(7,350)	(4,848)	2,225
Gain on sale of subsidiary	3,917	—	—	—	—	—	—	—
Share of net loss on equity method investments	(455)	(821)	(1,017)	(1,046)	—	—	—	—
Net loss before taxation	(16,469)	(70,780)	(66,062)	68,430	(29,091)	(32,133)	(59,623)	(100,668)
Tax (provision) / benefit	(8)	2,501	(7)	(1,043)	(9)	(199)	(280)	554
Net loss	(16,477)	(68,279)	(66,069)	67,387	(29,100)	(32,332)	(59,903)	(100,114)
25.    Subsequent Events
Bridge Facility
On March 9, 2023, the Company announced that it and certain affiliates of, or funds managed and/or advised by, AlbaCore Capital LLP (the “AlbaCore Bridge Notes Subscribers”) entered into a bridge loan notes facility agreement (the “Bridge Facility Agreement”) by and among the Company, as borrower, Babylon Healthcare Inc., Babylon Partners Ltd., and Babylon Inc., as subsidiary guarantors (the “Subsidiary Guarantors”), and Babylon Group Holdings Limited, a limited company organized under the laws of England, as parent guarantor (the “Parent Guarantor” and, together with the Subsidiary Guarantors, the “Guarantors”), pursuant to which the AlbaCore Bridge Notes Subscribers have agreed to provide Babylon with secured debt financing in the form of a senior secured term loan notes facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million, to be funded in three tranches subject to conditions existing in the Bridge Facility Agreement. The Bridge Facility is subject to an original issue discount (calculated on the basis of an aggregate principal amount of $30.0 million). The provision of the Bridge Facility is subject to the satisfaction of the customary conditions precedent described in the Bridge Facility Agreement, including the receipt of certain security agreements and other transaction documentation.

In connection with, and as following execution of the Bridge Facility Agreement, the AlbaCore Bridge Notes Subscribers shall have the right to nominate a candidate for appointment by the Company as an independent, non-executive director to the board of directors of the Company. The Company shall use all reasonable endeavors to complete such appointment to the board of directors within 15 business days of the day on which AlbaCore selects such nominee and the appointment shall be completed not later than 30 business days of such date. The Company has also agreed that it shall appoint one additional independent, non-executive director (the identity of such director to be determined in consultation with the AlbaCore Bridge Notes Subscribers or, if no director is selected within 20 business days after the execution of the Bridge Facility Agreement, with the assistance of an independent search consultant) to the board of directors of the Company and

Babylon Holdings Limited
Notes to the Consolidated Financial Statements

that the appointment shall be completed not later than the date that is 50 business days after the date of the Bridge Facility Agreement. In the event that the Company does not achieve certain milestones as described in the Bridge Facility Agreement, the Company has agreed that the Company shall appoint two additional independent, non-executive directors to the board of directors of the Company on the basis of a selection and appointment process substantially similar to the aforementioned process. The milestones consist of the Company: (i) receiving one or more non-binding term sheets in respect of the Recapitalization or one or more non-binding bids in respect of the M&A Process by not later than March 27, 2023 or (ii) receiving binding term sheets or commitments from one or more financiers in respect of the Recapitalization process or binding bids from one or more bidders in respect of the M&A Process on or before May 1, 2023 (subject to the extension provisions described above).

In connection with, and as a condition subsequent to the execution of the Bridge Facility Agreement, the Company shall issue Class A ordinary shares representing 2.3%, or 534,911 Class A ordinary shares of the Company (excluding earnout shares and employee awards) as at the Closing Date to the AlbaCore Bridge Note Subscribers at par value in a private placement pursuant to a subscription agreement (the “Equity Subscription Agreement”), and shall amend and restate the Warrant Instrument such that the subscription entitlement of the AlbaCore Existing Notes Subscribers to receive Class A ordinary shares pursuant to the terms of the Warrant Instrument is deemed automatically and irrevocably exercised following the Closing Date. Under the terms of the Equity Subscription Agreement, the Company will be required to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) registering the resale of Class A ordinary shares issued under the Equity Subscription Agreement not more than 20 business days after the filing of the Company’s Annual Report on Form 10‑K with the SEC.

Cash and Cash Equivalents Held with Silicon Valley Bank
As at, and subsequent to December 31, 2022, the Company had cash and cash equivalents that were deposited with Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The amount of any cash or cash equivalents held on deposit at SVB on March 10, 2023 is immaterial and the impact of any amounts that the Company is unable to recover will not have a significant disruption on ongoing business activities.