Form 10-Q
period 2023-03-31
Babylon Holdings Ltd
filed 2023-05-10
CIK 1866390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-40952
_____________________

BABYLON HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)
_____________________

Bailiwick of Jersey, Channel Islands (State or other jurisdiction of incorporation or organization)	98-1638964 (I.R.S. Employer Identification Number)
2500 Bee Cave Road Building 1 - Suite 400 Austin, TX 78746
(Address of principal executive offices and zip code)
(512) 967-3787
(Registrant's telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 1, 2023, 25,614,074 shares of Class A ordinary shares, par value $0.001056433113 per share, were issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Babylon Holdings Limited
Condensed Consolidated Balance Sheets
(Dollars, in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	25,582	43,475
Trade receivables, net	15,404	15,524
Other receivables	14,897	17,502
Prepayments and contract assets	18,404	18,349
Assets held for sale	108,797	125,275
Total current assets	183,084	220,125
Property, plant and equipment, net	12,039	12,658
Operating lease right-of-use assets	12,870	13,327
Total assets	207,993	246,110
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities
Trade payables	5,893	9,600
Other payables	4,046	4,839
Accruals and other liabilities	40,000	30,029
Due to related parties	4,791	4,791
Claims payable	9,280	8,475
Contract liabilities	19,094	18,710
Lease liabilities	5,023	5,102
Liabilities held for sale	70,351	74,717
Premium deficiency reserve	13,103	6,124
Total current liabilities	171,581	162,387
Loans and borrowings, net of current position	295,449	278,028
Contract liabilities, net of current position	42,790	46,160
Lease liabilities, net of current portion	12,983	14,056
Warrant liability	—	711
Earnout liability	252	667
Total liabilities	523,055	502,009
SHAREHOLDERS' EQUITY
Class A ordinary shares,$0.001056433113 par value; 260,000,000 shares authorized at March 31, 2023 and December 31, 2022; 25,584,711 and 24,858,717 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17	16
Class B ordinary shares, $0.001056433113 par value; 124,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Additional paid-in capital	581,215	576,585
Accumulated deficit	(900,001)	(836,772)
Accumulated other comprehensive income	3,707	4,272
Total shareholders' equity	(315,062)	(255,899)
Total liabilities and shareholders' equity	207,993	246,110
The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

Babylon Holdings Limited
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Dollars, in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	$	$
Revenue	311,120	266,446
Claims expense	(283,906)	(247,552)
Clinical care delivery expense	(16,416)	(23,927)
Platform & application expenses	(8,594)	(13,748)
Research & development expenses	(4,476)	(17,314)
Sales, general & administrative expenses	(48,393)	(55,649)
Premium deficiency reserve expense	(2,494)	(6,868)
Depreciation and amortization expenses	(1,237)	(3,078)
Loss from operations	(54,396)	(101,690)
Interest expense	(8,819)	(5,982)
Interest income	161	255
Gain on fair value remeasurement	336	78,773
Gain on settlement of warrants	155	—
Exchange loss	(27)	(447)
Loss on sale of subsidiary	(646)	—
Net loss from operations before income taxes	(63,236)	(29,091)
Tax benefit / (provision)	7	(9)
Net loss	(63,229)	(29,100)
Other comprehensive loss
Currency translation differences	(565)	(3,639)
Other comprehensive (loss), net of income tax	(565)	(3,639)
Total comprehensive loss	(63,794)	(32,739)

Net loss per share
Net loss per share, basic and diluted, from operations	(2.53)	(1.71)
Weighted average shares outstanding, basic and diluted	25,025,645	17,038,663
The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

Babylon Holdings Limited
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Dollars, in thousands)
(Unaudited)

	Class A ordinary shares	Class B ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income / (loss)	Total shareholders’ equity (deficit)
	$	$	$	$	$	$
Balance at December 31, 2021	13	3	456,748	(615,323)	(2,808)	(161,367)
Net loss	—	—	—	(29,100)	—	(29,100)
Foreign exchange movement	—	—	—	—	(3,639)	(3,639)
Equity issuance costs	—	—	541		—	541
Other	—	—	(345)	—	—	(345)
Equity-settled stock-based payment transactions	—	—	9,174	—	—	9,174
Balance at March 31, 2022	13	3	466,118	(644,423)	(6,447)	(184,736)

Balance at December 31, 2022	16	—	576,585	(836,772)	4,272	(255,899)
Net loss	—	—	—	(63,229)	—	(63,229)
Foreign exchange movement	—	—		—	(565)	(565)
Issuance of shares in bridge financing	1	—	1,804	—	—	1,805
Issuance of shares in warrant exchange	—	—	617	—	—	617
Other	—	—	42	—	—	42
Equity-settled stock-based payment transactions	—	—	2,167	—	—	2,167
Balance at March 31, 2023	17	—	581,215	(900,001)	3,707	(315,062)
The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

Babylon Holdings Limited
Condensed Consolidated Statements of Cash Flows
(Dollars, in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	$	$
Cash flows from operating activities
Net loss	(63,229)	(29,100)
Adjustments to reconcile Net loss to net cash used in operating activities:
Non-cash interest expense, net	8,658	5,727
Stock-based compensation	2,167	9,174
Depreciation and amortization	1,237	3,078
Exchange loss	27	447
Gain on fair value remeasurement	(336)	(78,773)
Premium deficiency reserve expense	2,494	6,868
Gain on settlement of warrants	(155)	—
Loss on sale of subsidiary	646	—
Taxation	—	9
Working capital adjustments
Decrease / (Increase) in trade and other receivables	2,886	(3,648)
(Increase) / Decrease in prepayments and contract assets	(55)	4,029
(Decrease) / Increase in trade, other and claims payables	(3,746)	17,640
Increase / (Decrease) in accruals and other liabilities and due to related parties	1,992	(5,264)
(Decrease) in contract liabilities	(2,011)	(9,941)
Decrease in assets and liabilities held for sale	11,436	—
(Decrease) / Increase in operating lease liabilities	(417)	1,272
Net cash used in operating activities	(38,406)	(78,482)
Cash flows from investing activities
Capital expenditure	(372)	(2,613)
Proceeds from sale of investment in subsidiary	516	—
Net cash provided / (used) in investing activities	144	(2,613)
Cash flows from financing activities
Proceeds from issuance of notes and warrants	22,000	100,000
Payment of debt issuance costs	(3,153)	(4,000)
Payment of equity issuance costs	—	(1,002)
Other financing activities, net	42	(1,538)
Net cash provided by financing activities	18,889	93,460
Net (decrease) / increase in cash and cash equivalents	(19,373)	12,365
Cash and cash equivalents at January 1,	43,475	262,581
Effect of movements in exchange rate on cash held	1,480	32
Cash and cash equivalents at March 31,	25,582	274,978
The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

The supplemental disclosure requirements for the Unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	For the Three Months Ended March 31,
	2023	2022
	$	$
Non-cash financing and investing activities:
Shares issued upon settlement of warrants	772	—
Accrued and unpaid interest within Accruals and other liabilities	6,413	3,978
Receivable from sale of investment in subsidiary	250	—
Fair value of warrants issued	—	(3,418)
Equity and debt issuance costs in Accruals and other liabilities	(1,403)	—
Equity issued related to loans and borrowings	(1,804)	—
The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Corporate Information
Babylon Holdings Limited (the “Company,” “Babylon,” “we” or “our”) is incorporated, registered and domiciled in Jersey. Our principal executive offices are located at 2500 Bee Cave Road, Building 1 — Suite 400, Austin, Texas 78746.
Babylon is a digital-first, value-based care healthcare company whose mission is to make high-quality healthcare accessible and affordable for everyone on Earth. Babylon is re-engineering healthcare, shifting the focus from sick care to proactive healthcare, in order to improve the overall patient experience and reduce healthcare costs. This is achieved by leveraging a highly scalable, digital-first platform combined with high quality, virtual clinical operations to provide integrated, personalized healthcare. Babylon works with governments, health providers and insurers across the globe, and supports healthcare facilities from small local practices to large hospitals.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Other Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and the Condensed Consolidated Statements of Cash Flows, all of which are unaudited, along with the Notes to the Unaudited Condensed Consolidated Financial Statements, are collectively referred to as the “Unaudited Condensed Consolidated Financial Statements” throughout “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

The accompanying Unaudited Condensed Consolidated Financial Statements of Babylon Holdings Limited (collectively with its subsidiaries, referred to as the “Company” or the “Group”) for the three months ended March 31, 2023 and 2022, in the opinion of management, have been prepared with all necessary adjustments, including normal recurring adjustments, for the fair presentation of its condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. However, these financial results over the interim periods presented are not necessarily indicative of the financial results that may be expected for the full fiscal year or any other subsequent periods.

Certain information contained in the Notes to the Unaudited Condensed Consolidated Financial Statements normally included in financial statements prepared in conformity with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”), have been omitted or condensed pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023 (the “2022 Form 10-K”), which includes a complete set of footnote disclosures in conformity with U.S. GAAP, including our significant accounting policies.

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

Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex, and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively (see Note 7).

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business and economic factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these Unaudited Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Consolidated Statement of Operations and Other Comprehensive Loss, and if material, are also disclosed in the Notes to Consolidated Financial Statements. Estimates that involve a significant level of estimation uncertainty and reasonably likely to have a material impact on the Consolidated Financial Statements of the Company include our impairment analyses over the carrying value of long-lived assets (including goodwill and intangible assets), certain assumptions for revenue recognition, the accounting for premium deficiency reserves, incurred but not reported (“IBNR”) amounts within claims expense, and the accounting for business combinations. Other policies that use estimates include the accounting for financial instruments and the accounting for stock-based compensation awards. For more details related to these estimates, refer to their sections within Note 2 in our 2022 Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of March 31, 2023 and December 31, 2022, the Group had restricted cash of $0.3 million. The Company’s cash and cash equivalents generally consist of restricted cash and short-term investment funds. Cash and cash equivalents are stated at fair value.

Going Concern
The Group incurred a Net loss of $63.2 million and of $29.1 million for the three months ended March 31, 2023, and the three months ended March 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the Group had a net liability position of $315.1 million and $255.9 million, respectively. As of March 31, 2023, and December 31, 2022 the Group had cash and cash equivalents of $77.7 million and $104.5 million, including $52.1 million, and $61.0 million of cash and cash equivalents included in assets held for sale as of March 31, 2023, and December 31, 2022, respectively. The Group has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising, including the closing of the Merger and PIPE Transaction (each as defined below) on October 21, 2021 receiving proceeds of $229.3 million, entering into a note subscription agreement for $200.0 million on October 8, 2021 (Note 12), entering an additional unsecured note on March 31, 2022 for $100.0 million (Note 12), and entering into subscription agreements with several investors for a private placement of our Class A ordinary shares for $80.0 million in November 2022. The Group’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

Management performed a going concern assessment for a period of twelve months from the date of approval of these Unaudited Condensed Consolidated Financial Statements to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023, we entered into a committed working capital facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million with certain affiliates of our existing counterparty for our note subscription agreement (Note 12). On May 10, 2023, we entered into the Additional Bridge Facility for a further amount up to $34.5 million (Note 12) on terms substantially similar to the Bridge Facility and

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

the Framework Agreement (Note 19). Please refer to Note 12 and Note 19 of the unaudited condensed consolidated financial statements for further discussion of the Additional Bridge Facility and the Framework Agreement.

While there is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, management believes it remains appropriate to prepare our financial statements on a going concern basis.

However, the above indicates that there are material uncertainties relating to these potential events, including our ability to raise further capital through the successful implementation of the Additional Bridge Facility and the Framework Agreement and other strategic alternatives, and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the Unaudited Condensed Consolidated Financial Statements have been issued.

The financial statements do not include any adjustments that would result from the basis of preparation being inappropriate.

Income Taxes
The Company determines the tax (provision) or benefit in interim periods using an estimate of the Company’s annual effective tax rate applied to the Company’s operating results during the interim period presented, adjusted for the potential tax impact of discrete events or transactions occurring during the period, as applicable.

New Standards and Interpretations Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. We are currently evaluating the impact of ASU 2022-03 on our Unaudited Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. As no business combinations were consummated during the periods presented, this new standard has no impact on these Unaudited Condensed Consolidated Financial Statements.
3.    Assets Held for Sale
2022 Disposal Group Held for Sale

During the fourth quarter of 2022, the IPA reporting unit was classified as held for sale in the Consolidated Balance Sheet within our 2022 Form 10-K as of December 31, 2022. The reporting unit continues to be classified as held for sale for the reporting period ended March 31, 2023. Management made certain judgements when assessing if this sale qualified for the presentation and disclosure requirements of a discontinued operation as defined under ASC 205, Presentation of Financial Statements, and concluded that the sale is not a strategic shift and therefore is not considered a discontinued operation. The Group continues to explore the sale of the IPA Business in 2023. Accordingly, the assets and liabilities of the IPA Business

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

continued to be classified within the current section of the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023.

The following presents the major classes of assets and liabilities for the IPA reporting unit held for sale:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Cash and cash equivalents	52,131	60,745
Prepayments and contract assets	413	396
Right of use assets - Non-current	1,277	1,319
Trade and other receivables	7,371	9,529
Property, plant and equipment	201	221
Goodwill	32,444	32,444
Other intangible assets	14,960	14,960
Assets held for sale	108,797	119,614

Trade and other payables	10,241	8,493
Accruals and other liabilities	3,071	3,479
Claims payable	45,317	41,650
Lease liabilities - Non-current	1,470	1,374
Premium Deficiency Reserve - Current	10,252	14,736
Liabilities held for sale	70,351	69,732

The IPA Business had the following pre-tax losses for each three months ended March 31:

(in thousands)
IPA Business Net loss from operations before income taxes	$
2023	(7,989)
2022	(443)

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

4. Disposals

2023 Disposal

On March 29, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) with an unrelated third party (the “Buyer”) for the sale of the reporting unit higi SH Holdings, Inc. (“Higi”), which was classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2022 included in our 2022 Form 10-K. As a result of the sale, which closed on March 29, 2023, the entire issued share capital of Higi was transferred to the Buyer for $0.8 million of cash consideration, of which $0.5 million was received on execution of the SPA and $0.3 million is to be paid 90 days after the closing, resulting in the recognition of a Loss on sale of subsidiary of $0.6 million in the Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2023.

Effect of disposal:

As of March 29, 2023
(in thousands)	$
Cash and cash equivalents	(158)
Prepayments and contract assets	(996)
Right of use assets - Non-current	(1,466)
Trade and other receivables	(3,461)
Accruals and other liabilities	2,476
Contract liabilities – Current	686
Lease liabilities - Current	190
Lease liabilities - Non-current	1,317
Net assets and liabilities derecognized	(1,412)
Consideration received	766
Loss on disposal	(646)

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

5.    Revenue
i)Disaggregation of Revenue

Revenue is primarily derived from the following sources: (1) capitation revenue from value-based care services, (2) patient revenues from the provision of clinical services, and (3) software license fees for the provision of AI services.

The following table presents revenue by sources:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Value-based care	287,465	246,575
Clinical services	17,108	12,115
Software licensing	6,547	7,756
Revenue	311,120	266,446

The following table presents revenue by healthcare services provided under our value-based care arrangements:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Medicaid	118,060	149,045
Medicare	111,277	87,564
Other	58,128	9,966
Value-based care	287,465	246,575

ii)Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Trade receivables, net (Note 9)	15,404	15,524
Contract assets (Note 9)	8,533	6,112
Contract liabilities (Note 5 iii)	61,884	64,870
iii)Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the reporting date:

	Remainder of 2023	2024	2025	2026	2027 and beyond	Total
(in thousands)	$	$	$	$	$	$
As of March 31, 2023	14,713	17,731	16,358	7,207	5,874	61,884

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

The table below shows significant changes in contract liabilities:

	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022
(in thousands)	$	$
Balance on January 1	64,870	94,182
Amounts billed but not recognized	271	2,696
Revenue recognized	(4,674)	(21,503)
Effect of movement in foreign exchange	1,460	(9,774)
Transferred to liability held for sale	(43)	(731)
Contract liabilities	61,884	64,870
No revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.
6.    Segment Information
The Company disclosed our accounting policy for segment reporting in our 2022 Form 10-K as of December 31, 2022, including the determination that that the Company has one reportable segment. While there is only one reportable segment, the Company has disclosed the concentrations for major customers and geographical information below.
Major Customers
Below is a summary of customers that met or exceeded 10% of external revenues in each period presented:

	For the Three Months Ended March 31,
	2023		2022
(in thousands)	$	% of revenue	$	% of revenue
Customer 1	161,721	52.0%	145,043	54.4%
Customer 2	82,936	26.7%	61,446	23.1%
Geographical Information
Revenue from external customers attributed to individual countries is summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
U.S.	292,783	250,597
U.K.	12,497	9,435
Rest of World	5,840	6,414
Total	311,120	266,446
Non-current assets attributed to individual countries is summarized as follows:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
U.K.	20,278	21,055
U.S.	4,470	4,752
Rest of World	161	178
Total	24,909	25,985

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

7.    Variable Interest Entities

As discussed in Note 2, the PC entities were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves. Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts.

The Company evaluated whether it has a variable interest in the PCs, whether the PCs are VIEs, and whether the Company has a controlling financial interest in the PCs. The following illustrate the assets, liabilities and performance of the PCs during the periods presented:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Total assets	128,196	137,675
Total liabilities	231,374	228,283

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
(in thousands)	$	$
Total revenues	130,761	127,138
Operating expenses:
Claims expense	(127,680)	(118,985)
Clinical care delivery expense	(7,932)	(8,912)
Sales, general and administrative expenses	(8,668)	(14,352)
Depreciation and amortization expenses	—	(659)
Premium deficiency reserve income	4,484	14,028

8.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Computer equipment	2,210	2,195
Fixtures and fittings	9,829	10,463
Total	12,039	12,658

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 is $1.2 million and $1.7 million, respectively. For the three months ended March 31, 2023, we had additions of $0.4 million, and recognized a foreign currency gain of $0.2 million.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

9.    Trade and Other Receivables, Prepayments and Contract Assets
The components of Trade receivables, net, Other receivables and Prepayments and contract assets reflected in the Unaudited Condensed Consolidated Balance Sheets are disaggregated, as applicable, in the table below:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Trade receivables, gross	15,519	17,635
Allowance for doubtful accounts	(115)	(2,111)
Trade receivables, net (Note 5)	15,404	15,524

Other receivables	4,523	7,205
Security deposit	8,510	8,481
VAT receivable	1,864	1,816
Other receivables	14,897	17,502

Prepayments	9,871	12,237
Contract assets	8,533	6,112
Prepayments and contract assets	18,404	18,349
The Group has assessed its current expected credit loss estimate, in line with the requirements of ASC 326 by taking into consideration historical credit loss experience and financial factors specific to the debtors and general economic conditions. As part of this assessment, the Group has performed a recoverability assessment of its outstanding trade and other receivables at the reporting date and concluded that the expected credit loss as of March 31, 2023 and December 31, 2022 is immaterial.
The table below shows significant changes in contract assets for the periods presented:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Balance at January 1	6,112	4,484
Revenues recognized but not billed	7,376	4,478
Amounts reclassified to trade receivable	(5,068)	(1,914)
Amounts transferred to assets held for sale	(21)	(936)
Effect of movement in foreign exchange	134	—
Contract assets	8,533	6,112

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

10.    Trade and Other Payables, Accruals and Other Liabilities
The components of Trade payables, Other payables and Accruals and other liabilities reflected in the Condensed Consolidated Balance Sheets are disaggregated, as applicable, in the table below:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Trade payables	5,893	9,600

Taxation and social security	2,379	4,839
Other	1,667	—
Other payables	4,046	4,839

Accruals	39,299	28,878
Other liabilities	701	1,151
Accruals and other liabilities	40,000	30,029
11.    Claims Payable
The following table is a summary of claims activity:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Balance at January 1	8,475	24,628
Claims incurred, net	283,906	1,017,003
Claims settled	(279,434)	(991,506)
Claims payable transferred to liabilities held for sale	(3,667)	(41,650)
Claims payable	9,280	8,475
12.    Loans and Borrowings

The following table is a summary of the non-current liabilities:

	As of March 31, 2023	As of December 31, 2022
(in thousands)	$	$
Non-current liabilities
Loan notes	338,650	310,466
Unamortized fair value adjustment, discount, and debt issuance costs	(43,201)	(32,438)
Total	295,449	278,028
Bridge Facility

On March 9, 2023, the Company and certain affiliates of, or funds managed and/or advised by, AlbaCore Capital LLP (the “AlbaCore Bridge Notes Subscribers”) entered into a bridge loan notes facility agreement (the “Bridge Facility Agreement”) by and among the Company, as borrower, Babylon Healthcare Inc., Babylon Partners Ltd., and Babylon Inc., as subsidiary guarantors (the “Subsidiary Guarantors”), and Babylon Group Holdings Limited, a limited company organized under the laws of England, as parent guarantor (the “Parent Guarantor” and, together with the Subsidiary Guarantors, the “Guarantors”), pursuant to which the AlbaCore Bridge Notes Subscribers agreed to provide Babylon with secured debt financing in the form of a senior secured term loan notes (“Bridge Notes”) facility (the “Bridge Facility”) for an aggregate principal amount of up to $34.5 million of Bridge Notes. Upon satisfaction of the applicable conditions described in the Bridge Facility Agreement, including the receipt of certain security documents and other transaction documentation, funding under the Bridge Facility was completed in three tranches of Bridge Notes in the aggregate

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

principal amounts of $13.8 million, $11.5 million, and $9.2 million, respectively. On April 17, 2023, Babylon and AlbaCore agreed to a waiver of the conditions for the utilization of tranche three of the Bridge Facility pursuant to the terms of the Tranche Three Waiver (as defined in Note 19). The Bridge Facility was subject to an original issue discount (calculated on the basis of an aggregate principal amount of $30.0 million). Prior to the amendments made pursuant to the Amendment and Restatement Agreement (as defined below), the maturity date of the Bridge Facility was November 4, 2026. The Bridge Facility bears payment-in-kind (“PIK”) interest at a rate of the term Secured Overnight Financing Rate (“SOFR”) plus credit adjustment spread plus a 12% margin. All PIK interest is capitalized and added to the principal of the Bridge Facility on the interest payment date of each month.

On May 10, 2023, the Company, the Guarantors, and the AlbaCore Bridge Notes Subscribers entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) pursuant to which the Bridge Facility agreement was amended and restated (as amended and restated, the “Amended Bridge Facility Agreement”) and certain of the noteholders of the Bridge Facility (the “Bridge Noteholders”) agreed to provide further secured debt financing in the form of the Additional Bridge Facility in an aggregate principal amount of up to $34.5 million, to be funded in three additional tranches (such loan notes to be issued thereunder, the “Additional Bridge Notes”). The Additional Bridge Facility is subject to an original issue discount (calculated on the basis of an aggregate principal amount of $30.0 million).

The Additional Bridge Notes will be issued by the Parent Guarantor, are on economic terms substantially similar to the Bridge Notes and will rank pari passu with the Bridge Notes. The issuance of the Additional Bridge Notes is subject to the satisfaction of certain conditions precedent, including the receipt of certain supplemental security agreements and other transaction documentation, and with respect to the third tranche, approvals by Bridge Noteholders.

Each member of the Group which granted security to secure the obligations in respect of the Bridge Notes and the Existing Notes is required to grant supplementary security on substantially the same terms to secure the obligations in respect of the Additional Bridge Notes. The Additional Bridge Notes are guaranteed by the Company and the Guarantors substantially on the same terms as the guarantees granted in respect of the Bridge Notes.

The Amended Bridge Facility Agreement provides that proceeds from the Additional Bridge Facility must be used for working capital purposes and payments of fees, costs and expenses in connection with the Additional Bridge Facility and related transaction documentation. Pursuant to the terms of the Amended Bridge Facility Agreement, the Group is subject to certain additional restrictive covenants in relation to cash management, intra-group lending and certain other transactions, certain permitted exclusions to the restrictive covenants under the Bridge Facility Agreement have been removed or limited, certain events of default have been expanded to cover all members of the Group, certain additional events of default in relation to restrictions on transfer of the Bridge Notes and/or the Additional Bridge Notes have been added to the Bridge Facility Agreement, and the operational milestones in relation to a recapitalization of the Group and/or the sale of the Group, a sale of a strategic minority stake in the Group or a sale of material assets or subsidiaries of the Group have been removed.

The Bridge Notes and the Additional Bridge Notes shall be repayable on demand by written notice delivered by the trustee appointed under the Bridge Facility Agreement (the “Note Trustee”), on a date at least five business days following the date of such written notice, provided that such date may not occur before June 16, 2023 (the delivery of such notice, the “Trigger Event”).

There are both mandatory and voluntary redemption features under the Amended Bridge Facility Agreement. Mandatory redemption is triggered in the event of a change in control of the Company. That includes when a person or group is or becomes the beneficial owner directly or indirectly of more than 50% of the total voting power of the Company. Mandatory redemption is also triggered in the event that the Company or any other member of the Group raises debt or equity financing. In such cases, all of the net financing proceeds will be applied in redemption of the Bridge Notes and the Additional Bridge Notes (together, the “Notes”). Mandatory redemption is also triggered in the event that the Company or any other member of the Group completes a disposal of its assets other than certain excluded disposals including ordinary course trading. In such cases, all of the net disposal proceeds will be applied in redemption of the Notes. Mandatory redemption is also triggered in the event that the Company or any member of the Group receives proceeds under an insurance claim other than certain excluded insurance claims proceeds. In such cases, the amounts received as insurance proceeds will be applied in redemption of the Notes. Voluntary redemption may be made by the Company or the Parent Guarantor to redeem or repurchase the relevant Notes on the last day of an interest period in whole or in part. This voluntary redemption must be an amount that reduces the amount of the relevant Notes by a minimum amount of $1.0

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

million or such lesser amount as agreed by the Note Trustee. Any redemption of the Notes shall be applied pro rata to the face value of the Notes held by each of the noteholders at such time.

Following execution of the Bridge Facility Agreement in March 2023, the AlbaCore Bridge Notes Subscribers had the right to nominate a candidate for appointment by the Company as an independent, non-executive director to the board of directors of the Company. In accordance with this right, the AlbaCore Bridge Notes Subscribers nominated and the Company completed the appointment of Eugene I. Davis to the board of directors effective March 30, 2023. In addition, the Company agreed, pursuant to the Tranche Three Waiver, that the Bridge Noteholders would be entitled to nominate a candidate for appointment by the Company as an independent, non-executive director to the board of directors of the Company and that, following such appointment, the board of the Company shall at all times comprise a maximum of five directors, a majority of which must be independent non-executive directors and two of which must be nominated by the Bridge Noteholders. See Note 19 for further details on the Tranche Three Waiver.

On March 15, 2023, as a condition subsequent to the execution of the Bridge Facility Agreement, the Company entered into subscription agreements with the AlbaCore Bridge Notes Subscribers for the private placement of Class A ordinary shares representing 2.3%, or 534,911 Class A ordinary shares of the Company (excluding earnout shares and employee awards) as at the closing date (the “Private Placement Shares”), as consideration for the agreement by the AlbaCore Bridge Notes Subscribers to provide secured debt financing to the Company pursuant to the Bridge Facility Agreement. The Private Placement Shares were issued on March 27, 2023.

In addition, on March 15, 2023, as a condition subsequent to the execution of the Bridge Facility Agreement, the Company amended and restated the warrant instrument dated November 4, 2021, as previously amended and restated on March 31, 2022 (the “Warrant Instrument”), evidencing the issuance of warrants (the “AlbaCore Warrants”) to subscribe for Class A ordinary shares to the AlbaCore Existing Notes Subscribers (as defined below), such that their subscription entitlement to receive Class A ordinary shares pursuant to the terms of the Warrant Instrument was deemed automatically and irrevocably exercised. The Company issued 105,431 Class A ordinary shares (the “Warrant Shares”) to the AlbaCore Existing Notes Subscribers, pursuant to such deemed exercise of the AlbaCore Warrants, on March 27, 2023.

In addition, the Company agreed to file a registration statement on Form S-3 with the SEC to register resales from time to time of the Private Placement Shares and the Warrant Shares within 10 business days after receiving a written request therefor from the AlbaCore Bridge Notes Subscribers.

AlbaCore Existing Notes
On October 8, 2021, Babylon entered into a note subscription agreement (the “Note Subscription Agreement”) that provided for the issuance of up to $200.0 million in unsecured notes due 2026 (the “Existing Notes”) to affiliates of, or funds managed or controlled by, AlbaCore Capital LLP (the “AlbaCore Existing Notes Subscribers”). On November 4, 2021 (“Note Closing Date”), Babylon issued the full $200.0 million (the “Principal Amount”) of Existing Notes under the Note Subscription Agreement at a discount of 95.5% of the Principal Amount. The Existing Notes bear interest accruing on the Principal Amount (which for these purposes shall include any capitalized interest from time to time) at the following rates: (i) 8.00% per annum for the period commencing from (and including) the Note Closing Date to (but excluding) the date falling two years after the Note Closing Date; (ii) 10.00% per annum for the period commencing from (and including) the date falling two years after the Note Closing Date, to (but excluding) the date falling three years after the Note Closing Date; and (iii) 12.00% per annum for the period commencing from (and including) the date falling three years after the Note Closing Date. The applicable interest rate is subject to a step-up margin of 6.5 basis points per annum if Babylon and its subsidiaries do not achieve a target of adding 100,000 Medicaid lives to value-based care contracts by January 1, 2024. The Existing Notes will mature five years from the Note Closing Date on November 4, 2026.

The terms of the Existing Notes included covenants, which covenants are subject to certain limitations and exceptions, limiting the ability of Babylon and its subsidiaries to, among other things: incur additional debt; pay or declare dividends or distributions on Babylon’s share capital; repay or distribute any additional paid in capital reserve or redeem, repurchase or retire its Class A ordinary shares; incur or allow to remain outstanding guarantees; make certain joint venture investments; enter into operating or capital lease contracts; create liens on Babylon’s or its subsidiaries’ assets; enter into sale and leaseback transactions; pay management and advisory fees outside the ordinary course of business; acquire a company or any shares or securities or a business or undertaking; merge or consolidate with another company; borrow or receive

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

investments from certain shareholders other than through Babylon; and sell, lease, transfer or otherwise dispose of assets. The terms of the Existing Notes also included customary events of default. However, as a condition to the funding of the Bridge Facility, the Company and the AlbaCore Existing Notes Subscribers agreed to certain amendments to the Existing Notes and the deed poll governing the Existing Notes. In addition, the Company and the Parent Guarantor agreed to grant security in favor of the AlbaCore Existing Notes Subscribers (on a junior basis to the AlbaCore Bridge Notes Subscribers), and the Company agreed to pay a consent fee of $1,500,000 to be capitalized into the principal amount of the Existing Notes. These amendments to the Existing Notes aligned certain of the covenants of the Existing Notes to the covenants of the Bridge Facility, including the minimum liquidity covenant, the prohibition on distribution to or dividends to shareholders, the governance undertakings and milestones and provided for the capitalization of accrued interest on the Existing Notes in respect of the interest period ending May 4, 2023 at a rate equal to the interest rate of the Existing Notes plus 2% per year.

The Company and AlbaCore Existing Notes Subscribers are expected to enter into a second supplemental deed poll to amend the relevant terms and conditions of the Existing Notes to align with the amendments made to the Bridge Facility Agreement pursuant to the Amendment and Restatement Agreement.

On the Note Closing Date, Babylon issued AlbaCore Warrants to subscribe for an aggregate of 70,299 Class A ordinary shares to the AlbaCore Existing Notes Subscribers on a pro rata basis by reference to the relevant proportion of the Principal Amount of Existing Notes subscribed for by each AlbaCore Existing Notes Subscribers. As noted above, all AlbaCore Warrants were amended and deemed automatically and irrevocably exercised as of March 15, 2023.

We capitalized debt issuance costs of $3.4 million in connection with the issuance of the Existing Notes. Please refer to Note 15 for further discussion of the Albacore Warrants.

AlbaCore Additional Notes and Warrants
On December 23, 2021, Babylon entered into an additional note subscription agreement (the “Second Note Subscription Agreement”) providing for the issue of not less than $75 million and not more than $100 million additional Existing Notes (the “Additional Notes”) to AlbaCore Partners III Investment Holdings Designated Activity Company, and any new note subscribers that are affiliates of, or funds managed or controlled by, AlbaCore Capital LLP and that adhere to the Second Note Subscription Agreement (the “Second Note Subscribers”).

The closing of the issue of the Additional Notes under the Second Note Subscription Agreement, for the principal amount of $100 million, occurred on March 31, 2022 (the “Second Closing Date”). The terms and conditions of the Additional Notes are the same as the terms of the Existing Notes, with the exception that the Additional Notes were issued at 100% of their principal amount. At Babylon’s election, up to 50.00% of the interest payable in respect of any interest period may be satisfied by the issuance by Babylon of further Existing Notes to be immediately consolidated and form a single series with the outstanding Existing Notes.

On the Second Closing Date, Babylon issued AlbaCore Warrants to subscribe for an aggregate of 35,150 additional Class A ordinary shares (the “Additional AlbaCore Warrants”) to the Second Note Subscribers. Upon an exercise event, the AlbaCore Warrants were exercisable in full and not in part only. The exercise events applicable to the Additional AlbaCore Warrants were the same as the AlbaCore Warrants. As noted above, all AlbaCore Warrants were subsequently amended and deemed automatically and irrevocably exercised as of March 15, 2023.

We capitalized debt issuance costs of $4.0 million in connection with the issuance of the Additional Notes. Please refer to Note 15 for further discussion of the Additional Albacore Warrants.

Under the original terms of the AlbaCore Warrants, upon any exercise event Babylon had a right to elect to satisfy the subscription entitlement in respect of the AlbaCore Warrants by issuing Class A ordinary shares, by making a redemption payment in cash, or by a combination of both (in such proportions as Babylon in its absolute discretion determined). The cash redemption payment per Note Warrant would have been determined by reference to the closing price for the Class A ordinary shares on such date as specified in the Amended and Restated Warrant Instrument in respect of each exercise event, provided that if the closing price was in excess of $375.00 per Class A ordinary share (subject to customary adjustments), the cash redemption payment would have been capped at $375.00 per Note Warrant.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

Under the terms of the AlbaCore Warrants, upon exercise of the AlbaCore Warrants to issue Class A ordinary shares in satisfaction in whole or in part of the subscription entitlement under the AlbaCore Warrants, Babylon was required to issue one Class A ordinary share credited as fully paid and free from all encumbrances (except as set out in Babylon’s memorandum and articles of association from time to time) per AlbaCore Warrant held, subject to a proportionate downwards adjustment to the number of Class A ordinary shares to be issued per AlbaCore Warrant where the closing price of the Class A ordinary shares on such date as was specified in the Amended and Restated Warrant Instrument in respect of each exercise event was in excess of $375.00 per Class A ordinary share.

Accrued Interest
Interest is payable on the Existing Notes semi-annually on May 4 and November 4 each year. The first and second interest payment was due on the six-month and one-year anniversary of the Note Closing Date on May 4, 2022 and November 4, 2022 respectively. As of May 4, 2022 and November 4, 2022, the interest payable on the Existing Notes was $8.8 million and $12.2 million, respectively. In accordance with the Note Subscription Agreement, Babylon elected to satisfy 50.0% of the interest payable on such dates of $4.4 million and $6.1 million through the issuance of further Existing Notes, which were immediately consolidated and formed into a single series with the outstanding Existing Notes. The remaining $4.4 million and $6.1 million of the interest payable was settled in cash and reflected within the Consolidated Statement of Cash Flows line item for Increase / (Decrease) in accruals and other liabilities and due to related parties in the year-ended December 31, 2022. In accordance with the terms of the Bridge Facility, 100.0% of the interest payable on May 4, 2023 was satisfied through the issuance of further Existing Notes, rather than being paid in cash.

Changes in Loans and Borrowings from Financing Activities

	AlbaCore Notes	Total Loans and Borrowings
Balance at January 1, 2023	278,028	278,028
Changes from financing cash flows
Proceeds from issuance of notes and warrants	22,000	22,000
Payment of debt issuance costs	(3,153)	(3,153)
Total changes from financing cash flows	18,847	18,847
Other changes
Unpaid debt issuance costs	(1,403)	(1,403)
Amortization of fair value adjustment, discount, and debt issuance costs	1,781	1,781
Fair value of equity issued	(1,804)	(1,804)
Total other changes	(1,426)	(1,426)
Balance at March 31, 2023	295,449	295,449

During the three months ended March 31, 2023 and three months ended March 31, 2022 there was no interest paid on Loans and borrowings. As of March 31, 2023, and December 31, 2022 the unpaid portion of interest on Loans and borrowings, recognized within Accruals and other liabilities, was $10.2 million, and $3.9 million, respectively.
13.    Employee Benefits
Equity Incentive Plans
The Company disclosed details of the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which new awards can and past awards have been made, and concerning the Company Share Option Plan and Long-Term Incentive Plan pursuant to which past awards have been, but new awards may not be made, in our 2022 Form 10-K as of December 31, 2022. There have been no changes to these plans during the three months ended March 31, 2023. As of March 31, 2023, there are 1,023,938 Class A ordinary shares available for issuance pursuant to future awards under the 2021 Plan.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

Stock-based Payments
Stock-based compensation expense is recognized using the graded vesting method. Stock-based payments are recognized as expense for restricted stock units (“RSUs”), Restricted Stock Awards (“RSAs”), Performance Stock Units (“PSUs”) and options, net of estimated forfeitures, as follows:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Total stock-based compensation expense	2,167	9,174

Restricted Stock Awards
The following table displays RSA activity and weighted average grant date fair values for the three months ended March 31, 2023:

	RSAs	Weighted average grant date fair value per RSA
Balance at January 1, 2023	570,314	$19.50
Granted	—	$—
Vested and issued	(68,048)	$33.76
Forfeited	(39,952)	$7.95
Balance at March 31, 2023	462,314	$21.03
Vested and unissued at March 31, 2023	116,874	$12.47
Unvested at March 31, 2023	345,440	$23.93

No RSAs were granted during the three months ended March 31, 2023.

The Company recorded stock-based compensation expense related to RSAs of $1.5 million during the three March 31, 2023. No stock-based compensation expense related to RSAs was recognized during the three months ended March 31, 2022.

As of March 31, 2023, the unrecognized compensation cost related to unvested RSAs is $6.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units
The following table displays RSU activity and weighted average grant date fair values for the three months ended March 31, 2023:

	RSUs	Weighted average grant date fair value per RSU[1]
Balance at January 1, 2023	702,823	$82.85
Granted	19,400	$8.46
Vested and issued	(11,812)	$132.61
Forfeited	(148,867)	$87.26
Balance at March 31, 2023	561,544	$77.83
Vested and unissued at March 31, 2023	23,933	$76.19
Unvested at March 31, 2023	537,611	$113.73

(1) The calculation of weighted average grant date fair value excludes RSUs issued to Higi employees upon the acquisition of Higi during the period ended March 31, 2023.
The total grant-date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $0.2 million and $1.7 million, respectively.

The Company recorded stock-based compensation expense related to RSUs during the three months ended March 31, 2023 and three months ended March 31, 2022 of $0.02 million and $6.9 million, respectively.

As of March 31, 2023, the Company had $28.4 million in unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.6 years.
Performance Share Units
The following table displays PSU activity and weighted average fair values for the periods presented:

	PSUs	Weighted average fair value
Balance at January 1, 2023	624,000	$11.23
Granted	—	$—
Vested and issued	—	$—
Forfeited / cancelled during the period	(32,000)	$8.58
Balance at March 31, 2023	592,000	$11.73
Vested and unissued at March 31, 2023	—
Unvested at March 31, 2023	592,000	$11.73
No PSUs were granted during the three months ended March 31, 2023.

The Company recorded stock-based compensation expense related to PSUs of $0.2 million during the three months ended March 31, 2023. No stock-based compensation expense related to PSUs was recognized during the three months ended March 31, 2022.

As of March 31, 2023, the Company had $6.3 million in unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Options

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

There were no options granted during the three months ended March 31, 2023. The fair value of each employee and non-employee stock option award was estimated on the date of grant for each option using the Black-Scholes option pricing model. The group uses the following key assumptions to determine the grant date fair value of options in the period they were granted as follows:

Fair Value of Underlying Stock

The fair value of the Company’s Class A ordinary shares is determined by the closing price, on the date before the grant, of the Class A ordinary shares, which are traded on the NYSE. Prior to the Merger described in the 2022 Form 10-K, the estimated fair value of the Class A ordinary shares had been determined by the board of directors as of the date of each grant, with input from management, considering the most recently available third-party valuations of the Group’s Class A ordinary shares, and the assessment of additional objective and subjective factors that they believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.

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

The following table displays option activity, aggregate intrinsic values, and weighted average exercise prices and remaining contractual lives for the three months ended March 31, 2023:

	Weighted average exercise price	Number of options	Weighted average remaining contractual life in years	Aggregate intrinsic value
	$			$’000
Outstanding at the beginning of the period	19.76	368,069	8.32	$(4,723)
Granted during the period	—	—	N/A
Exercised during the period	0.01	(5,792)	N/A	$(40)
Forfeited / cancelled during the period	21.04	(43,388)	N/A
Outstanding at the end of the period	19.96	318,889	9.18	$(4,846)
Exercisable at the end of the period	19.43	302,031	8.67	$(4,427)
No options were granted during the three months ended March 31, 2023.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company recorded stock-based compensation expense related to Options during the three months ended March 31, 2023 and three months ended March 31, 2022 of $0.5 million and $2.3 million, respectively.

As of March 31, 2023, the Company had $1.5 million in unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 0.7 years.
14.    Equity
Equity Following the Conversion and Reverse Share Split
On March 9, 2023, we entered into a Bridge Facility Agreement (Note 12) that provided that subsequent to closing, the Company was required to issue 534,911 Class A ordinary shares in total. This consisted of (i) 534,911 Class A ordinary shares representing 2.3% of the outstanding Class A ordinary shares outstanding on the date of closing, excluding earnout shares and employee awards, and (ii) 105,431 shares associated with the deemed and irrevocable exercise of all the AlbaCore Warrants as of March 27, 2023 (Note 15).

The following tables display the number of shares of Babylon Holdings Limited, for Class A ordinary and Class B ordinary shares authorized, issued and outstanding as of January 1, 2022, and reconciled for activity that occurred during the period presented, including the shares issued pursuant to closing conditions in the Bridge Facility, to the shares issued and outstanding as of March 31, 2023:

(In thousands of shares)	Class A ordinary shares	Class B ordinary shares
Authorized	260,000	124,000
On issue at January 1, 2023	24,859	—
Issued during the period prior to Bridge Facility	86	—
Issued as part of Warrant Settlement	105	—
Issued as part of Bridge Facility	535	—
Issued during the period subsequent to Bridge Facility	—	—
On issue at March 31, 2023—fully paid	25,585	—

Foreign Currency Translation Reserve
Exchange differences arising on translation of the foreign controlled entities are recognized in other comprehensive loss and accumulated in a separate reserve within equity. The cumulative amount is reclassified to profit or loss when the net investment is disposed of.
Other Comprehensive Income (“OCI”) Accumulated in Reserves, Net of Tax

	For the Three Months Ended	For the Year Ended
	March 31, 2023	December 31, 2022
(in thousands)	$	$
January 1,	4,272	(2,808)
Foreign operations – foreign currency translation differences	(565)	7,080
March 31,	3,707	4,272
Retained Earnings
The retained earnings account represents retained profits or losses less amounts distributed to shareholders.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Warrant and Earnout Liabilities

The Company’s warrant and earnout shares are classified and accounted for as liabilities at fair value, with changes if fair value recorded in the Consolidated Statement of Operations and Other Comprehensive Loss in Fair Value Remeasurement. The following table displays the number of warrant and earnout shares in issue as of March 31, 2023:

	Tradeable	Non-tradeable	Total
(In thousands of shares)	No. of warrants	No. of warrants	No. of warrants
In issue at January 1, 2023	—	105	105
Exchange of AlbaCore Warrants	—	(105)	(105)
In issue at March 31, 2023	—	—	—

Total
(In thousands of shares)	No. of earnouts
In issue at January 1, 2023	1,604
Release of Stockholder Earnout Shares	—
Release of Sponsor Earnout Shares	—
In issue at March 31, 2023	1,604

AlbaCore Warrants and Additional AlbaCore Warrants
As a condition to closing the Bridge Facility (Note 12), all of the outstanding AlbaCore Warrants, consisting of 70,299 initial AlbaCore Warrants and 35,150 Additional AlbaCore Warrants, were deemed automatically and irrevocably exercised on March 15, 2023. These AlbaCore Warrants were exercised by means of a cashless exercise, reducing the number of shares issued upon exercise to cover the aggregate subscription price owed to the Company, and resulted in the distribution of 105,431 Class A ordinary shares (“Warrant Shares”) associated with this exercise. The aggregate fair value of Warrant Shares issued upon exercise was $0.8 million. As a result of this transaction, there are no warrants are outstanding as of March 31, 2023.

Earnout Shares
As of March 31, 2023, there were 1,603,750 Earnout Shares outstanding, consisting of 1,552,000 Class A ordinary shares owned by the Company’s Founder and Chief Executive Officer (“Stockholder Earnout”) and 51,750 Class A ordinary shares owned by Alkuri’s sponsor (the “Sponsor Earnout Shares”). The Earnout Shares are classified as a liability and recognized at fair value and each reporting period end date. The initial and subsequent measurements of fair value are derived using a Monte Carlo simulation. Refer to Note 17 for the fair value movements of this instrument through the period resulting with an ending liability balance of $0.3 million in the aggregate for both Stockholder and Sponsor Earnout Shares, as of March 31, 2023.

16.    Related Parties
Transactions with Management
As of March 31, 2023, Babylon had accrued $4.8 million within the Due to related parties account in the Condensed Consolidated Balance Sheets for costs incurred during the year ended December 31, 2022 related to a guarantee of a minimum level of compensation based in part on the Company’s stock price for a senior (non-Director) employee under their employment agreement.
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

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

17.    Fair Value Measurements
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value
	Level 1	Level 2	Level 3	Total
(in thousands)	$	$	$	$
AlbaCore Warrants	—	—	—	—
Stockholder earnouts	—	—	244	244
Sponsor earnouts	—	—	8	8
	—	—	252	252

The following table presents a reconciliation of the fair values for each level of fair value instruments is below:

	Tradeable (Level 1)	Non-tradeable (Level 2)	Non-tradeable (Level 3)	Total
(in thousands)	$	$	$	$
Balance of Warrant and Earnout liabilities at December 31, 2022	—	—	1,378	1,378
Fair value remeasurement of Warrant liabilities prior to settlement of AlbaCore warrants	—	—	60	60
Settlement of AlbaCore warrants upon issuance of shares	—	—	(771)	(771)
Fair value remeasurement of Earnout liabilities	—	—	(415)	(415)
Balance of Earnout liabilities at March 31, 2023	—	—	252	252

The AlbaCore Warrants and Earnout Shares were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Earnout Shares include both Stockholder and Sponsor Earnout Shares and have equivalent terms and conditions. The primary unobservable input utilized in determining the fair value of the AlbaCore Warrants and Earnout Shares is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined using peer group companies ranging from 41.9% to 111.8%. Due to the nominal exercise price of the AlbaCore Warrants, changes in volatility would not result in a material change in the fair value of the warrants.

The key inputs into the Monte Carlo simulation model for the AlbaCore Warrants were as follows on the date of exercise and as of March 31, 2023:

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

	As of	As of
	March 15, 2023	December 31, 2022
Underlying stock price (USD)	$6.86	$6.75
Exercise price (USD)	$0.00106	$0.00106
Volatility	81.2%	75.7%
Remaining term (years)	3.65	3.85
Risk-free rate	3.9%	4.0%

The key inputs into the Monte Carlo simulation model for the Earnout Shares were as follows as of March 31, 2023 and December 31, 2022:

	As of	As of
	March 31, 2023	December 31, 2022
Underlying stock price (USD)	$5.09	$6.75
Exercise price (USD)	N/A	N/A
Volatility	74.5%	75.2%
Remaining term (years)	4.31	4.56
Risk-free rate	3.6%	4.0%

The Gain / (loss) on fair value remeasurement of Warrant liabilities for the three months ended March 31, 2023 is $(0.1) million. The Gain / (loss) on fair value remeasurement of Earnout liabilities for the three months ended March 31, 2023 is $0.4 million.
18.    Net Loss Per Share
Class A ordinary shareholders have the same rights to earnings as Class B ordinary shareholders. Accordingly, basic and diluted EPS is the same for both forms of ordinary shares and collectively referred to as ordinary shareholders in this footnote. The following table sets forth the computation of basic and dilutive net loss per share attributable to the Group’s ordinary shareholders:

(In thousands, except for share count and per share data)	2023	2022
Net loss attributable to ordinary shareholders	(63,229)	(29,100)
Weighted average shares outstanding – Basic and Diluted	25,025,645	17,038,663
Net loss per share – Basic and Diluted	(2.53)	(1.71)
19.    Subsequent Events

On April 17, 2023, Babylon and AlbaCore agreed to a waiver of the conditions for the utilization of tranche three of the Bridge Facility (the “Tranche Three Waiver”). In connection with the Tranche Three Waiver, among other things, (i) certain operational milestones under the Bridge Facility Agreement were extended, (ii) the governance regime agreed under the Bridge Facility Agreement was simplified to provide a right for the Bridge Noteholders to nominate a candidate for appointment by the Company as an independent, non-executive director to the board of directors of the Company and that, following such appointment, the board of directors of the Company shall at all times comprise a maximum of five directors, a majority of which must be independent non-executive directors and two of which must be nominated by the Bridge Noteholders and (iii) the Company agreed to provide the Bridge Noteholders with additional information in relation to the Group to facilitate their financial, operational and legal due diligence of the Group.

On May 10, 2023, the Company amended the Bridge Facility and entered into the Additional Bridge Facility with AlbaCore for an additional amount up to $34.5 million on terms substantially similar to the original Bridge Facility. At the same time, the Group and AlbaCore entered into a framework implementation agreement (the “Framework Agreement”) to facilitate, upon the Trigger Event, a restructuring and recapitalization of the Group. Upon satisfaction of the applicable terms and conditions, the Additional Bridge Facility will be made available to the Company in three additional tranches.

Babylon Holdings Limited
Notes to the Unaudited Condensed Consolidated Financial Statements

The proceeds from the Additional Bridge Facility are expected to support the Company’s on-going operations and facilitate any necessary preparatory work to ensure that the Take Private Proposal (as defined below) can be ready for implementation between June 16, 2023 and June 30, 2023, in the absence of other acceptable transaction proposals from third parties in the interim period.

The Framework Agreement contemplates that, upon the Trigger Event, core direct and indirect subsidiaries of the Company (the “Go-Forward Business”) will return to private ownership (the “Take Private Proposal”) and provides, subject to specified terms and conditions and definitive documentation, a structure for the following to be implemented: (i) additional funding for the Go-Forward Business; (ii) an amendment of the existing debt under the under the Existing Notes, the Bridge Facility and the Additional Bridge Facility (collectively, the “Debt”), including an extension of the maturity of the Debt; and (iii) a new long-term employee incentive plan.

The Framework Agreement contemplates the implementation of the Take Private Proposal through the appointment of administrators by the English courts to the Company (but not to any other member of the Group) and a series of steps to be described in a steps plan, pursuant to which the Take Private Proposal will involve (i) the transfer of assets and investments in subsidiaries from the Company to Babylon Group Holdings Limited, (ii) a request by the board of directors of the Company to the High Court in London for the appointment of administrators to the Company; (iii) those administrators’ sale of Babylon Group Holdings Limited and certain other assets of the Company (together representing substantially all of the business of the Group) to an entity formed by the Investor Group (the “NewCo”); and (iv) the subsequent dissolution of the Company and any subsidiaries in the Group that are not transferred to the NewCo. This transaction would be implemented without the approval of Babylon’s shareholders because AlbaCore will be exercising rights under its debt agreements with Babylon, and the Take Private Proposal will be implemented through the appointment of administrators by the English courts to Babylon Holdings Limited. It is not expected that the Take Private Proposal would involve any financial consideration being provided to Babylon’s Class A ordinary shareholders and holders of equity instruments exercisable for the Class A ordinary shares.

The Bridge Notes and the Additional Bridge Notes shall be repayable on demand after five days’ notice from the Note Trustee following the Trigger Event. Upon the Trigger Event, the Existing Notes could also become due as a result of the cross-default provision. Such a demand for repayment would have a material adverse effect on our liquidity, our business and results of operations.

While there is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, management believes it remains appropriate to prepare our financial statements on a going concern basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. When used in this Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements include, without limitation: our ability to continue as a going concern over the next twelve months; our ability to receive available funding from the Additional Bridge Facility in full and our ability to successfully implement the Framework Agreement to provide sufficient funding for our operations; that we may require additional financing and our ability to obtain additional financing on favorable terms; our ability to timely identify and execute strategic alternatives on favorable terms, including, a liquidation, a restructuring, a refinancing, an asset sale such as the proposed sale of the IPA Business, a take private transaction, and/or putting the Company into administration under UK law; and information concerning Babylon’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and potential growth opportunities. Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” of this Form 10-Q, the section entitled “Risk Factors” in the 2022 Form 10-K, and in our other reports and SEC filings. We caution you against placing undue reliance on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties described in Item 1A. “Risk Factors” in this Form 10-Q and the 2022 Form 10-K. Except as required by law, we do not undertake any obligation to update or revise our forward-looking statements, which speak only as of the date on which they are made, to reflect events or circumstances after the date of this Form 10-Q.

Executive Overview

We are a leading digital-first, value-based care company. Founded in 2013, our mission is to make high-quality healthcare accessible and affordable for everyone on Earth. To this end, we are building an integrated digital-first primary care service that can manage population health at scale. We believe we are poised to reengineer the global healthcare market to better align system-wide incentives and to shift the focus from reactive sick care to preventative healthcare, resulting in better member health, improved member experience and reduced costs. To achieve this goal, we are leveraging our highly scalable, digital-first platform combined with high quality virtual clinical operations and affiliated provider networks to provide an integrated, end-to-end healthcare solution.

We monetize our products and services in three primary ways:
•Value-Based Care, or VBC, in which we manage a defined subset or the entire medical costs of a member population and assume financial responsibility for member healthcare services. During the three months ended March 31, 2023 and 2022, 92.4% and 92.6%, respectively, of our revenue was derived from VBC arrangements.
•Clinical Services, in which our affiliated providers deliver medical consultations, typically on a fee-for-service (“FFS”), or a combination of capitation fee and FFS basis under a risk-based agreement. During the three months ended March 31, 2023 and 2022, 5.5%, and 4.5%, respectively, of our revenue was derived from clinical services.
•Software Licensing, in which we predominantly sell our digital suite of products to partners who may provide care through their own medical networks. During the three months ended March 31, 2023 and 2022, 2.1% and 2.9%, respectively, of our revenue was derived from software licensing.

We have scaled our VBC offering rapidly over the last year to become one of the largest VBC networks in the U.S., with 260 thousand U.S. VBC members as of March 31, 2023, and we expect to remain focused on U.S. growth. Our Total revenue for the three months ended March 31, 2023 and 2022 was $311.1 million and $266.4 million, our Claims expense was $283.9 million and $247.6 million, our Clinical care delivery expense was $16.4 million and $23.9 million, our Platform & application expenses were $8.6 million and $13.7 million, our Research & development expenses were $4.5 million and $17.3 million, our Sales, general & administrative expenses were $48.4 million and $55.6 million, our

Premium deficiency reserve expense was $2.5 million and $6.9 million, our Depreciation and amortization expenses were $1.2 million and $3.1 million, and our Loss from Operations was $54.4 million and $101.7 million, respectively.

Our Net loss was $63.2 million and $29.1 million, our EBITDA was $(53.3) million and $(20.3) million, and our Adjusted EBITDA was $(45.8) million and $(82.6) million for the three months ended March 31, 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures. For a description of how we calculate EBITDA and Adjusted EBITDA, a reconciliation to the most directly comparable U.S. GAAP measure, and the limitations of these non-GAAP financial measures, see “—Key Business and Financial Metrics—Non-GAAP Measures.”

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

Key Business and Financial Metrics

We review a number of operating and financial metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations are discussed in “Item 1. Business” in our 2022 Form 10-K.

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Revenue:
Value-based care	287,465	246,575
Clinical services	17,108	12,115
Software licensing revenue	6,547	7,756
Total revenue	311,120	266,446
Claims expense	(283,906)	(247,552)
Clinical care delivery expense	(16,416)	(23,927)
Platform & application expenses	(8,594)	(13,748)
Research & development expenses	(4,476)	(17,314)
Sales, general & administrative expenses	(48,393)	(55,649)
Premium deficiency reserve expense	(2,494)	(6,868)
Depreciation and amortization expenses	(1,237)	(3,078)
Loss from operations	(54,396)	(101,690)
EBITDA	(53,341)	(20,286)
Adjusted EBITDA	(45,780)	(82,570)

The breakout of U.S. VBC Members by health insurance program type, and information about the number of Global managed care members, is shown below:

	For the Three Months Ended March 31,
	2023	2022
Medicaid	68%	83%
Medicare	13%	11%
Commercial	20%	6%
Total U.S. VBC Members(1)	260,000	271,000

(1) Rounded to the nearest thousand.

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

Value-based care revenue is recognized gross when it is assessed that the performance obligation relates to the whole of the patient journey with the Group responsible for arranging, providing and controlling the value-based care services provided to the attributed members. This is a significant judgement when assessing the performance obligation. For the three months ended March 31, 2023 and March 31, 2022, revenue related to VBC arrangements totaling $287.5 million and $246.6 million, respectively, was recognized gross.

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

Platform & Application Expenses
Platform & application expenses are costs of revenue related to our digital healthcare platform. These costs primarily include employee-related salaries, benefits, stock-based compensation, as well as contractor and consultant expenses, for individuals that are engaged in providing professional services related to support and maintenance of the digital healthcare platform, as well as third-party application costs, hosting services and other direct costs. We expect our Platform & application expenses to decline due to the cost-reduction actions initiated in the third and fourth quarter of 2022.

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

Premium Deficiency Reserve Expense
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

Depreciation & Amortization Expenses
Depreciation & amortization include depreciation of property, fixtures and fittings and amortization of acquired intangible assets. We expect our Depreciation & amortization expenses to decrease as a result of the intent to sell the IPA Business.

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

On an ongoing basis, we evaluate our estimates and judgments, including those considered to involve a significant level of estimation uncertainty and reasonably likely to have a material impact on the consolidated financial statements of the Company. Estimates meeting this definition include certain assumptions for revenue recognition, the accounting for premium deficiency reserves, and IBNR within claims expense (collectively referred to as our “critical accounting estimates”). We base our estimates on a combination of factors including historical and anticipated results and trends, and on various other assumptions that we believe are reasonable under the circumstances, including assumptions with regards to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and balance sheets.

For discussion of all significant accounting policies, judgements, estimates and assumptions, see Note 2. Summary of Significant Accounting Policies in our 2022 Form 10-K. For details of our critical accounting estimates, refer to the “—

Use of Estimates” sub-section within “—Premium Deficiency Reserve Income / (Expense)”, “—Claims Expense”, and “—Revenues” above for details.

Non-GAAP Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margin are non-GAAP financial measures (collectively, the “Non-GAAP Measures”). We define EBITDA as Net loss, adjusted for depreciation, amortization, net interest income (expense), and income taxes. We define EBITDA as profit (loss) for the financial year, adjusted for depreciation, amortization, net interest (income) expense, and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based compensation, foreign exchange gains or losses, (gains) losses on settlement of warrants, (gains) losses on fair value remeasurement, premium deficiency reserve (income) expenses and gains (losses) on sale of subsidiaries and related transaction costs. We define Medical Loss Ratio as the absolute value of claims expense divided by Value-based care revenue. We define Medical Loss Ratio as the absolute value of claims expense divided by Value-based care revenue. We define Medical Margin as one minus the Medical Loss Ratio. We define Cost of Care Delivery Margin as one minus the absolute value of claims expense and clinical care delivery expense divided by total revenue. Medical Loss Ratio, Medical Margins and Cost of Care Delivery Margins are derived from amounts presented in the Consolidated Statement of Operations and Other Comprehensive Loss and the associated Notes to the Consolidated Financial Statements. We believe that the “Non-GAAP Measures are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.
The Non-GAAP Measures have certain limitations, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. We caution investors that amounts presented in accordance with our definitions of any of the Non-GAAP Measures may not be comparable to similar measures disclosed by other issuers, because some issuers calculate certain of the Non-GAAP Measures differently or not at all, limiting their usefulness as direct comparative measures.

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures
The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin, Adjusted EBITDA Margin, Medical Loss Ratio, Medical Margin and Cost of Care Delivery Margins for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Net loss	(63,229)	(29,100)
Adjustments to EBITDA:
Depreciation and amortization expenses	1,237	3,078
Interest expense and income	8,658	5,727
Tax (benefit) / provision	(7)	9
EBITDA	(53,341)	(20,286)
Adjustments to Adjusted EBITDA:
Stock-based compensation	2,167	9,174
Exchange loss	27	447
Restructuring and other termination benefits	1,216	—
Gain on settlement of warrants	(155)	—
Gain on fair value remeasurement	(336)	(78,773)
Premium deficiency reserve expense	2,494	6,868
Loss on sale of subsidiary and related transaction costs	2,148	—
Adjusted EBITDA	(45,780)	(82,570)

Total revenue	311,120	266,446
Value-based-care revenue	287,465	246,575
Claims expense	(283,906)	(247,552)
Clinical care delivery expense	(16,416)	(23,927)

Net loss Margin	(20.3)%	(10.9)%
Adjusted EBITDA Margin	(14.7)%	(31.0)%
Medical Loss Ratio	98.8%	100.4%
Medical Margin	1.2%	(0.4)%
Cost of Care Delivery Margin	3.5%	(1.9)%

Results of Operations - Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The results of operations presented below should be reviewed in conjunction with “Item 1. Financial Statements”. The following table presents data derived from our Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Revenue:
Value-based care	287,465	246,575	40,890	16.6%
Clinical services	17,108	12,115	4,993	41.2%
Software licensing revenue	6,547	7,756	(1,209)	(15.6)%
Total revenue	311,120	266,446	44,674	16.8%
Claims expense	(283,906)	(247,552)	(36,354)	14.7%
Clinical care delivery expense	(16,416)	(23,927)	7,511	(31.4)%
Platform & application expenses	(8,594)	(13,748)	5,154	(37.5)%
Research & development expenses	(4,476)	(17,314)	12,838	(74.1)%
Sales, general & administrative expenses	(48,393)	(55,649)	7,256	(13.0)%
Premium deficiency reserve expense	(2,494)	(6,868)	4,374	(63.7)%
Depreciation and amortization expenses	(1,237)	(3,078)	1,841	(59.8)%
Loss from operations	(54,396)	(101,690)	47,294	(46.5)%
Interest expense	(8,819)	(5,982)	(2,837)	47.4%
Interest income	161	255	(94)	(36.9)%
Gain on fair value remeasurement	336	78,773	(78,437)	(99.6)%
Gain on settlement of warrants	155	—	155	NM
Loss on sale of subsidiary	(646)	—	(646)	NM
Exchange loss	(27)	(447)	420	(94.0)%
Net loss from operations before income taxes	(63,236)	(29,091)	(34,145)	117.4%
Tax benefit / (provision)	7	(9)	16	(177.8)%
Net loss	(63,229)	(29,100)	(34,129)	117.3%

NM = not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended March 31,
	2023	2022
(in thousands)	$	$
Revenue:
Value-based care	92.4%	92.6%
Clinical services	5.5%	4.5%
Software licensing revenue	2.1%	2.9%
Total revenue	100.0%	100.0%
Claims expense	(91.3)%	(92.9)%
Clinical care delivery expense	(5.3)%	(9.0)%
Platform & application expenses	(2.8)%	(5.2)%
Research & development expenses	(1.4)%	(6.5)%
Sales, general & administrative expenses	(15.6)%	(20.9)%
Premium deficiency reserve expense	(0.8)%	(2.6)%
Depreciation and amortization expenses	(0.4)%	(1.2)%
Loss from operations	(17.5)%	(38.2)%
Interest expense	(2.8)%	(2.2)%
Interest income	0.1%	0.1%
Gain on fair value remeasurement	0.1%	29.6%
Exchange loss	—%	(0.2)%
Loss on sale of subsidiary	(0.2)%	—%
Net loss from operations before income taxes	(20.3)%	(10.9)%
Tax benefit / (provision)	—%	—%
Net loss	(20.3)%	(10.9)%

Revenues

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Revenue:
Value-based care	287,465	246,575	40,890	16.6%
Clinical services	17,108	12,115	4,993	41.2%
Software licensing	6,547	7,756	(1,209)	(15.6)%
Total revenue	311,120	266,446	44,674	16.8%

Total revenue increased by $44.7 million from $266.4 million for the three months ended March 31, 2022 to $311.1 million for the three months ended March 31, 2023. This increase was primarily attributable to the expansion of the Value-based care revenue stream in the U.S., including execution of new arrangements in the first quarter of 2023. In addition, revenue from Clinical services increased by $5.0 million attributable to the expansion of our digital healthcare platform in the United States.

Similarly, total Value-based care revenue increased by $40.9 million from $246.6 million for the three months ended March 31, 2022 to $287.5 million for the three months ended March 31, 2023. The increase in revenue from VBC is primarily attributable to the expansion of our related Commercial product offerings in the U.S. which increased by $47.3 million for the three months ended March 31, 2023 . This increase is offset by the exit of certain Medicaid and Medicare VBC arrangements which attributed to a $6.4 million decrease in VBC revenue and resulted in a decrease of VBC Members from approximately 271 thousand as of March 31, 2022, to approximately 260 thousand as of March 31, 2023. This is explained further within the “—Claims Expense” analysis below.

Total Clinical services revenue increased by $5.0 million from $12.1 million for the three months ended March 31, 2022 to $17.1 million for three months ended March 31, 2023. The increase in Clinical services revenue is primarily attributable to increased virtual consultations on our digital healthcare platform following the expansion of our digital healthcare platform in the U.S. throughout 2022 and continuing into 2023.

Total Software licensing revenue decreased by $1.2 million from $7.8 million for the three months ended March 31, 2022 to $6.5 million for the three months ended March 31, 2023. The decrease in revenue from Software licensing of $1.2 million is primarily attributable to a decrease in the recognition of deferred revenue associated with an upfront payment for a software licensing arrangement occurring in the first quarter of 2021.

Claims Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Claims expense	(283,906)	(247,552)	(36,354)	14.7%

Claims expense increased by $36.4 million from $247.6 million for the three months ended March 31, 2022 to $283.9 million for the three months ended March 31, 2023. Claims expense as a percentage of VBC revenues was 98.8% for the three months ended March 31, 2023 and 100.4% for the three months ended March 31, 2022. The increase in Claims expense is primarily attributable to the expansion of our VBC product offerings in the United States and new VBC contracts. The decrease in Claims expense as a percentage of VBC revenue was largely attributable to increased engagement with our U.S. VBC Members and the impacts of new VBC contracts.

Clinical Care Delivery Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Clinical care delivery expense	(16,416)	(23,927)	7,511	(31.4)%

Clinical care delivery expense decreased by $7.5 million from $23.9 million for the three months ended March 31, 2022 to $16.4 million for the three months ended March 31, 2023. Clinical care delivery expense as a percentage of revenues was 5.3% for the three months ended March 31, 2023 and 9.0% for the three months ended March 31, 2022. The decrease in Clinical care delivery expense is primarily attributable to a decrease in employee benefits expense of $7.6 million attributable to our cost-reduction actions initiated in the third and fourth quarters of 2022 in an effort to provide more cost-effective clinical support services. The decrease in Clinical care delivery expense as a percentage of revenue is due to leverage from the scale of our operations through our digital healthcare platform as we add new VBC contracts and continue to implement our cost-reduction initiatives.

Platform & Application Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Platform & application expenses	(8,594)	(13,748)	5,154	(37.5)%

Platform & application expenses decreased by $5.2 million from $13.7 million for the three months ended March 31, 2022 to $8.6 million for the three months ended March 31, 2023. The decrease in Platform & application expenses is primarily attributable to a $2.0 million decrease in employee benefit expense and $0.9 million decrease in contractors and consultants due to the combination of our cost-reduction actions initiated in the third and fourth quarters of 2022. The decrease was further attributed by a $2.4 million decrease in platform costs incurred for the maintenance of our digital healthcare platform for the three months ended March 31, 2023.

Research & Development Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Research & development expenses	(4,476)	(17,314)	12,838	(74.1)%

Research & development expenses decreased by $12.8 million from $17.3 million for the three months ended March 31, 2022 to $4.5 million for the three months ended March 31, 2023. The decrease in Research & development expenses is primarily attributable to a $13.5 million decrease in employee benefit expense due to cost-reduction actions initiated in the third and fourth quarters of 2022. The decrease in Research & development expenses was further attributable by a $1.0 million decrease in contractors and consultants expenses. This decrease was offset by an increase of $1.7 million in IT and hosting costs primarily due to an increased proportion of these costs being attributable to developing our digital healthcare platform.

Sales, General & Administrative Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Sales, general & administrative expenses	(48,393)	(55,649)	7,256	(13.0)%

Sales, general & administrative expenses decreased by $7.3 million from $55.6 million for the three months ended March 31, 2022 to $48.4 million for the three months ended March 31, 2023. The decrease in Sales, general & administrative expenses is primarily attributable to a $1.6 million decrease in employee benefits expense due to cost-reduction actions initiated in the third and fourth quarter of 2022. The decrease in Sales, general & administrative expenses was further attributed by a $1.4 million decrease in contractors and training expenses. The remaining $3.7 million decrease was in line with the company’s cost-reduction initiatives and actions primarily related to general expenses such as marketing, IT & hosting costs and travel costs contributing to the total decrease in Sales, general and administrative expenses.

Premium Deficiency Reserve Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Premium deficiency reserve expense	(2,494)	(6,868)	4,374	(63.7)%

Premium deficiency reserve expense decreased by $4.4 million from a $6.9 million expense during the three months ended March 31, 2022 to a $2.5 million expense for the three months ended March 31, 2023. The decrease in Premium deficiency reserve expense is primarily attributable to an $18.4 million reduction due to terminations and reductions in anticipated losses relating to VBC contracts that had a premium deficiency reserve at December 31, 2022. This decrease was offset by $14 million of additional reserve required for anticipated losses relating to new VBC contracts that were executed in the three months ended March 31, 2022.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Depreciation and amortization expenses	(1,237)	(3,078)	1,841	(59.8)%

Depreciation and amortization expenses decreased by $1.8 million from $3.1 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023. The decrease in Depreciation and amortization expense is due to impairment of Other intangible assets and Property, Plant and Equipment for the reporting unit higi SH Holdings, Inc. ("Higi") which was classified as held-for sale during the three months ended March 31, 2022. On March 29, 2023, the Company disposed of Higi. The held for sale classification of Higi is discussed in Note 5. Assets Held for Sale in our 2022 Form 10-K.

Interest Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Interest expense	(8,819)	(5,982)	(2,837)	47.4%

Interest expenses increased by $2.8 million during the three months ended March 31, 2022, from $6.0 million for the three months ended March 31, 2022 to $8.8 million for the three months ended March 31, 2023. The increase in interest expenses is primarily attributable to the increase in Loans and borrowings from March 31, 2022 to March 31, 2023.

Gain on Fair Value Remeasurement

	Year Ended December 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Gain on fair value remeasurement	336	78,773	(78,437)	(99.6)%

Gain on fair value remeasurement resulted in a gain of $0.3 million for the three months ended March 31, 2023, and a gain of $78.8 million for the three months ended March 31, 2022. This decrease was primarily attributable to the Gain / (loss) on Earnout liabilities resulting in a gain of $0.4 million during the three months ended March 31, 2023, and a gain of $73.2 million for the three months ended March 31, 2022. This non-cash gain is a result of our publicly quoted share price being the primary driver for the change of these liability balances from March 31, 2022 to March 31, 2023. Accordingly, as our share price has decreased from March 31, 2022 to March 31, 2023, Earnout liabilities reduced and this corresponding gain was recognized for the three months ended March 31, 2023. The decrease in Gain on fair value remeasurement was further attributable by a loss of $0.1 million from the remeasurement of Warrant liability during the three months ended March 31, 2023. We recorded a gain of $5.6 million from the remeasurement of our Warrant liability for the three months ended March 31, 2022. There are no outstanding Warrants as of March 31, 2023.

Loss on Settlement of Warrants

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Loss on settlement of warrants	155	—	155	NM

Loss on settlement of warrants of $0.2 million was recognized during the three months ended March 31, 2023, and is related to the settlement of our AlbaCore warrants in exchange for the issuance of Class A ordinary shares occurring in the first quarter of 2023.

Exchange Loss

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$
Exchange loss	(27)	(447)	420	(94.0)%

Exchange loss decreased by $0.4 million from a loss of $0.4 million for the three months ended March 31, 2022 to a loss of $0.03 million for the three months ended March 31, 2023. The key driver of the reduction in the exchange (loss) / gain was the strengthening of the U.S. Dollar to Pound Sterling.

Loss on Sale of Subsidiary

	Three Months Ended March 31,		Variance
	2023	2022	$	%
(in thousands)	$	$	$
Exchange loss	(646)	—	(646)	NM

Loss on sale of subsidiary of $0.6 million was recognized during the three months ended March 31, 2022. The activity in the three months ended March 31, 2022 is related to the sale of Higi as discussed in Note 4 of the unaudited condensed consolidated financial statements. There was no such activity in the prior period.

Liquidity and Capital Resources
The Company has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising, including $18.9 million and $93.5 million of cash generated through financing activities for the years ended March 31, 2023 and 2022, respectively. In the first quarter of 2023, we entered a Bridge Facility Agreement for an aggregate principal amount of up to $34.5 million (Note 12 of the unaudited condensed consolidated financial statements) with certain affiliates of our existing counterparty for our note subscription agreement. In 2022, we issued an additional unsecured note on March 31, 2022 for $100.0 million to an affiliate of AlbaCore Capital LLP (Note 12 of the unaudited condensed consolidated financial statements), and entered into subscription agreements with several investors for our 2022 Private Placement for $80 million.
On May 10, 2023, we amended the Bridge Facility Agreement and entered into the Additional Bridge Facility for an additional amount up to $34.5 million (Note 19) on terms substantially similar to the original Bridge Facility, and entered into the Framework Agreement to facilitate, upon the Trigger Event, a restructuring and recapitalization of the Group (Note 12 and Note 19). The purpose of the Additional Bridge Facility is to support the Company’s on-going operations and facilitate any necessary preparatory work to ensure that the Take Private Proposal under the Framework Agreement can be ready for implementation between June 16, 2023 and June 30, 2023, in the absence of other acceptable transaction proposals from third parties in the interim period, as determined by AlbaCore in its sole discretion.
The Bridge Notes and the Additional Bridge Notes shall be repayable on demand after five business days’ notice from the Note Trustee following the Trigger Event. Upon the Trigger Event, the Existing Notes could also become due as a result of the cross-default provision. Such a demand for repayment would have a material adverse effect on our liquidity, our business and results of operations. Please refer to Note 12 and Note 19 of the unaudited condensed consolidated financial statement for further discussion regarding the Additional Bridge Facility and the Framework Agreement and the potential impact on our liquidity, our business and results of operations.

For the three months ended March 31, 2023, and 2022, we had a Net loss of $63.2 million and $29.1 million, respectively. At March 31, 2023, the Group had cash and cash equivalents of $77.7 million and $104.5 million at December 31, 2022 which includes $52.1 million and $61.0 million of cash and cash equivalents included in assets held for sale as of March 31, 2023 and December 31, 2022, respectively. We require and will continue to need significant cash resources to, among other things, fund working capital requirements, make capital expenditures, including those related to product development. Our future capital requirements will depend on many factors, including the timing and extent of proceeds from the Additional Bridge Facility and Framework Agreement, our ability to implement the Framework Agreement, a successful sale of the IPA Business or other strategic alternative or secure additional incremental funding, our ability to provide more affordable healthcare, and our headcount costs.

While there is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, management believes that it remains appropriate to prepare our financial statements on a going concern basis. For more details related to this assessment, refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2023	2022
	$’000	$’000
Net cash used in operating activities	(38,406)	(78,482)
Net cash used in investing activities	144	(2,613)
Net cash provided by financing activities	18,889	93,460
Less: Cash and cash equivalents classified as held for sale	—	—
Net (decrease) increase in cash and cash equivalents	(19,373)	12,365
Cash and cash equivalents beginning of the year	43,475	262,581
Effect of exchange rates	1,480	32
Cash and cash equivalents end of the year	25,582	274,978
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $38.4 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $78.5 million for the three months ended March 31, 2022, a decrease of $40.1 million. The decrease in our cash used in operating activities is primarily attributable to a lower Net loss, after adjusting for non-cash items, of $34.1 million when compared to the prior period. See “Results of Operations - Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022” above for additional discussion of the decrease in Loss from operations and an increase in other expenses contributing to the Net loss for the period. In addition, there was a favorable impact of $6.0 million for the changes in working capital between the periods, resulting from a net decrease in payables, accruals, and contract liabilities of $3.8 million, offset by $14.3 due to an increase in trade and other receivables, and classification of the assets and liabilities held for sale for the three months ended March 31, 2023, compared to an increase in payables and accruals of $2.4 million and an increase in trade and other receivables and other current assets of $0.4 million for the three months ended March 31, 2022.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided in investing activities was $0.1 million in the three months ended March 31, 2023 compared to net cash used in investing activities of $2.6 million in the three months ended March 31, 2022, a decrease of $2.8 million. The increase in our cash provided by investing activities is primarily attributable to reduced capital expenditure of $2.2M for fit outs for new lease contracts entered into during the three months ended March 31, 2022. This increase in cash provided by investing activities was further attributable to the sale of a subsidiary occurring in the three months ended March 31, 2023, resulting in $0.5 million of incremental cash received. No sale of subsidiaries occurred during the three months ended March 31, 2022.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $18.9 million in the three months ended March 31, 2023 compared to net cash provided by financing activities of $93.5 million in the three months ended March 31, 2022, a decrease of $74.6 million. The decrease in Net cash provided by financing activities is primarily attributable to a $78 million decrease in proceeds from issuance of notes and warrants, offset by an increase of $1 million in proceeds from equity and debt instruments, and $0.9 million in proceeds from equity issuance costs related to those forms of financing between the periods ended March 31, 2023 and March 31, 2022.
Funding Requirements
As of March 31, 2023, we had a net liability position of $315.1 million, including cash and cash equivalents of $25.6 million. Management performed a going concern assessment for a period of twelve months from the date of approval of these condensed consolidated financial statements included in this Form 10-Q to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023 we entered into a Bridge Facility Agreement for an aggregate principal amount of up to $34.5 million (Note 12 of the unaudited condensed consolidated financial statements) with certain affiliates of our existing counterparty for our note subscription agreement. On May 10, 2023 we amended the Bridge Facility and entered into the Additional Bridge Facility for a further amount up to $34.5 million (Note 12 and Note 19) on terms substantially similar to the original Bridge Facility, and the Framework Agreement. The purpose of the Additional Bridge Facility is to support the Company’s ongoing operations and facilitate any necessary preparatory work to ensure that the Take Private Proposal under the Framework Agreement can be ready for implementation between June 16, 2023 and June 30, 2023, in the absence of any acceptable transaction proposals from third parties in the interim period, as determined by AlbaCore in its sole discretion. Please refer to Note 12 and Note 19 of the unaudited condensed consolidated financial statements for additional discussion regarding the Additional Bridge Facility and the Framework Agreement.
While there is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, management believes it remains appropriate to prepare our financial statements on a going concern basis.
However, the above indicates that there are material uncertainties related to these potential events, including our ability to raise further capital through the successful implementation of the Additional Bridge Facility and the Framework Agreement and other strategic alternatives, and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the financial statements have been issued.
The financial statements do not include any adjustments that would result from the basis of preparation being inappropriate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. Our future financial results are subject to a variety of risks, including interest rate risk. As of March 31, 2023, Babylon’s, including all wholly-owned subsidiaries and majority-owned or controlled entities (collectively referred to as the “Group”, “Company” or “Babylon”), activities are exposed to various financial risks: credit risk, liquidity risk and currency risk in cash flows. The Group’s global risk management program focuses on uncertainty in the financial markets and aims to minimize the potential adverse effects on the Group’s profits. The Group may use derivatives to mitigate certain risks. The Group’s financial department controls the management of liquidity risk and currency risk in accordance with the Group’s policies. This department centrally identifies, evaluates and makes decisions whether to hedge financial risks to which the Group is exposed.

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

The maximum amount of the Group’s credit risk exposure is the carrying amounts of cash and cash equivalents, trades receivable and loans with banks and financial institutions. The Group attempts to mitigate such exposure to its cash by investing only in financial institutions with investment grade credit ratings or secured investments. The Group does not have significant exposure to credit risk at March 31, 2023 for any financial instruments.

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

The Group applies the guidance under ASC 310 and 326 and has calculated expected credit losses that reflects a risk of loss, even if remote, and losses that are expected over the contractual life of the asset along with taking into consideration historical credit loss experience and financial factors specific to the debtors and general economic conditions and concluded that no expected credit loss provision is required as of March 31, 2023 or 2022.

Interest Rate Risk

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $25.6 million, excluding the $52.1 million in cash and cash equivalents within the reporting units held for sale as of March 31, 2023. The interest rate risk is the risk that the fair value of future cash flows of financial instruments will fluctuate because of changes in market interest rates.

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
Item 4. Controls and Procedures

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses related to our financial reporting described in Part II, Item 9A. “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” in our 2022 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various lawsuits, claims, regulatory investigations and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company, see the information in Part I, Item 1A. of our 2022 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Form 10-Q.

We entered into the Bridge Facility and the Additional Bridge Facility in March 2023 and May 2023 that include restrictive debt covenants and anticipate that we will undertake certain transactions pursuant to the Take Private Proposal pursuant to the Framework Agreement in the absence of any acceptable transaction proposals from third parties in the interim period. There is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need. Additional financing may not be available on favorable terms or at all. Such transactions could be extremely dilutive to or effectively extinguish the economic interests of our shareholders or result in a change of control.

To date, we have financed our operations principally from the sale of our equity securities, revenue from our operations, and debt financings. We had $338.7 million of indebtedness as of March 31, 2023, including $200 million of Existing Notes issued to the AlbaCore Existing Notes Subscribers on November 4, 2021, $100 million of additional Existing Notes that we issued to an additional AlbaCore Existing Notes Subscriber on March 31, 2022, $10.5 million of accrued interest and $28.2 million of loan notes issued to Albacore Bridge Notes Subscribers (Note 12).

On March 9, 2023, the Company and the AlbaCore Bridge Notes Subscribers entered into the Bridge Facility Agreement (Note 12). We are subject to restrictions under the Bridge Facility Agreement with respect to acquiring shares, businesses or material assets, a prohibition on distribution to or dividends to shareholders during the term of the Bridge Facility, incurrence of financial indebtedness, grants of liens and security, extension of credit and guarantees outside the ordinary course of business. The purpose of the Bridge Facility was to provide us with funding for a period of time to allow us to execute binding bids relating to a successful sale of the IPA Business or other strategic alternatives to fund our business and operations. However, to date we have not received an acceptable binding bid for the sale of the IPA Business or another strategic alternative. As a condition to funding under the Bridge Facility Agreement, we and the AlbaCore Existing Notes Subscribers agreed to certain amendments to the Existing Notes and their operative agreements and the grant of security in favor of the AlbaCore Existing Notes Subscribers by Babylon and the Parent Guarantor only (on a junior basis to the AlbaCore Bridge Notes Subscribers). These amendments aligned certain of the covenants of the Existing Notes to the covenants of the Bridge Facility, including a minimum liquidity covenant, a prohibition on distribution to or dividends to shareholders, certain governance undertakings and funding milestones.

On May 10, 2023, the Company and certain of the Bridge Noteholders amended the Bridge Facility and entered into the Additional Bridge Facility on terms substantially similar to the original Bridge Facility, and the Framework Agreement to facilitate, upon the Trigger Event, a restructuring and recapitalization of the Group (Note 12 and Note 19). The Additional Bridge Facility will be provided to us in three tranches, subject to the satisfaction of certain conditions precedent, including the receipt of certain supplemental security agreements and other transaction documentation, and with respect to the third tranche, approvals by Bridge Noteholders. We may not be able to receive available funding from the Additional Bridge Facility in full. Pursuant to the terms of the Amended Bridge Facility Agreement, the Group is subject to restrictive covenants in addition to those included in the original Bridge Facility. The Company and AlbaCore Existing Notes Subscribers are expected to enter into a supplemental deed poll to amend the relevant terms and conditions of the Existing Notes to align with the amendments made to the Bridge Facility Agreement pursuant to the Amendment and Restatement Agreement.

The proceeds from the Additional Bridge Facility are expected to support the Company’s on-going operations and facilitate any necessary preparatory work to ensure that the Take Private Proposal as contemplated by the Framework Agreement can be ready for implementation between June 16, 2023 and June 30, 2023, in the absence of any acceptable transaction proposals from third parties in the interim period, as determined by AlbaCore in its sole discretion. There is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, and the implementation of the Framework Agreement is likely to be extremely dilutive to or effectively extinguish the economic interests of our Class A ordinary shareholders or result in a change of control of the Company.

The Bridge Notes and the Additional Bridge Notes shall be repayable on demand after five business days’ notice from the Note Trustee following the Trigger Event. Upon the Trigger Event, the Existing Notes could also become due as a result of the cross-default provision. Such a demand for repayment would have a material adverse effect on our liquidity, our business and results of operations.

Our historical operating results and dependency on further capital raising and/or securing additional loans to fund our operations indicate substantial doubt exists related to our ability to continue as a going concern over the next twelve months.

At March 31, 2023 and March 31, 2022 the Group incurred a net loss for the year of $63.2 million and $29.1 million, respectively. As of March 31, 2023 and December 31, 2022 the Group had a net liability position of $315.1 million and $255.9 million, respectively. At March 31, 2023 and December 31, 2022 the Group had cash and cash equivalents of $77.7 million and $104.5 million, respectively, including $52.1 million of cash and cash equivalents held for sale. The Group has financed its operations principally through issuances of debt and equity securities and has a strong record of fundraising. The Group’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

Management performed a going concern assessment for a period of twelve months from the date of approval of the unaudited consolidated financial statements include in this Form 10-Q to assess whether conditions exist that raise substantial doubt regarding the Group’s ability to continue as a going concern. On March 9, 2023, we entered into the Bridge Facility for an aggregate principal amount of up to $34.5 million (Note 12). On May 10, 2023, we entered into the Additional Bridge Facility for a further amount up to $34.5 million (Note 12 and Note 19) on terms substantially similar to the original Bridge Facility and entered into the Framework Agreement. The purpose of the Additional Bridge Facility is to support the Company’s on-going operations and facilitate any necessary preparatory work to ensure that the Take Private Proposal under the Framework Agreement can be ready for implementation between June 16, 2023 and June 30, 2023, in the absence of other acceptable transaction proposals from third parties in the interim period, as determined by AlbaCore in its sole discretion.

While there is no assurance that the Additional Bridge Facility and the Framework Agreement will be implemented in a manner that will provide us with the funding that we need, management believes it remains appropriate to prepare our financial statements on a going concern basis. However, the above indicates that there are material uncertainties related to these potential events including our ability to raise further capital through the successful implementation of the Additional Bridge Facility and the Framework Agreement and other strategic alternatives, and there is substantial doubt about the Group’s ability to continue as a going concern within one year after the date the financial statements have been issued.

We are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, selling assets or other measures such as putting the Company into administration under UK law, and will face risks and uncertainties in executing our business plan until we have implemented a strategic alternative.

We continue to consider all strategic alternatives including restructuring or refinancing our debt, seeking additional debt or equity capital, selling assets or other measures, such as putting the Company into administration under UK law, and will face risks and uncertainties in executing our business plan until we have implemented a strategic alternative.

Given the continuing challenges we face in raising additional capital, a potential administration of Babylon Holdings Limited under UK law in the very near term while we have sufficient cash on hand to be able to implement an orderly liquidation or restructuring of our liabilities and/or a sale of our assets through a court appointed administrator who will effectively replace the Company’s directors, looks increasingly likely as a way to continue day-to-day operations of Babylon and preserve the value of our business and assets for the benefit of our stakeholders. However, together with our financial and restructuring advisors, we continue to evaluate our strategic options and continue to discuss alternative financing options with our creditors and other parties. Administration under UK law would subject us to risks and uncertainties associated with administration proceedings, and may place holders of our Class A ordinary shares and equity instruments exercisable for the Class A ordinary shares at significant risk of losing all of their investment in our equity.

We may not be able to successfully execute any strategic alternatives, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility and the performance of our business. Holders of our Class A ordinary shares will likely not receive any value or payments in a liquidation, restructuring or similar scenario, including the implementation of the Framework Agreement. We caution that trading in our Class A ordinary shares is highly speculative and poses substantial risks relating to the potential UK administration proceedings. Trading prices for our Class A ordinary shares may bear little or no relationship to the actual recovery by holders of our Class A ordinary shares in the UK administration proceedings, if any.

The pursuit of additional capital and strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.

We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic alternative or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic plan we execute or additional financing we obtain. In addition, doubts about our ability to continue as a going concern could impact our relationships with our customers, business partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations.

In the event we were to pursue an administration under UK law or bankruptcy reorganization under the U.S. Bankruptcy Code, we would be subject to the risks and uncertainties associated with administration or bankruptcy proceedings, including the potential delisting of our Class A ordinary shares from trading on the NYSE.

We continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. If we continue to experience financial and operating challenges and are unsuccessful or unable to raise additional capital, it may be necessary for us to commence administration or reorganization proceedings under UK law. In the event we were to pursue such a liquidation or restructuring, our operations, our ability to develop and execute our business plan and our continuation as a going concern would be subject to the risks and uncertainties associated with administration or bankruptcy proceedings, including, among others: the incremental costs of administration or bankruptcy proceedings and related fees; our ability to maintain the listing of our Class A ordinary shares on the NYSE; our ability to obtain sufficient financing to allow us to emerge from administration or bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; and the actions and decisions of third parties who have claims and/or interests in our administration or bankruptcy proceedings that may be inconsistent with our operational and strategic plans. In addition, we may be subject to litigation or other claims related to an administration or bankruptcy. Any reorganization effected under a UK administration or the U.S. Bankruptcy Code will result in a total loss of investments in our Class A ordinary shares and equity instruments exercisable for the Class A ordinary shares.

In addition, if we were to commence a UK administration or U.S. bankruptcy proceedings, our Class A ordinary shares would likely be delisted from trading on the NYSE. Any delisting of our Class A ordinary shares could result in a substantial decline in the value of our Class A ordinary shares including, among other reasons, for the reduced liquidity of our Class A ordinary shares.

We have experienced turnover in our senior management team and other key talent across our organization, and our failure to attract and retain key talent and other qualified personnel could have an adverse effect on us.

We have experienced turnover in our senior management team and other key talent across our organization and anticipate additional turnover due to the uncertainty associated with our need to obtain additional capital to support our business. Our business may be adversely affected by the changes in our senior management team and other key talent, and turnover may create instability within the Company and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and growth strategy. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, our business, results of operations, cash flow and financial condition could be harmed.

Our ability to attract a skilled workforce of engineers, mathematicians, scientists and healthcare practitioners, and a diverse workforce reflective of our members, is critical to meeting our mission and achieving results for our members, healthcare partners, shareholders and other stakeholders. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, technology, product, compliance, finance, and administrative personnel. In order to compete and implement our growth strategy, we must attract, retain, and motivate employees, and turnover of senior management and other key talent may make it difficult to retain qualified and skilled employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2023, we entered into subscription agreements with the AlbaCore Bridge Notes Subscribers for the private placement of a total of 534,911 Class A ordinary shares (the “Private Placement Shares”), as consideration for the agreement by the AlbaCore Bridge Notes Subscribers to provide secured debt financing to the Company pursuant to the Bridge Facility Agreement. The Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act. The Private Placement Shares were issued on March 27, 2023.

In addition, on March 15, 2023, we amended and restated the warrant instrument dated November 4, 2021, as previously amended and restated on March 31, 2022 (the “Warrant Instrument”), evidencing the issuance of warrants (the “AlbaCore Warrants”) to subscribe for Class A ordinary shares to the AlbaCore Existing Notes Subscribers, such that their subscription entitlement to receive Class A ordinary shares pursuant to the terms of the Warrant Instrument was deemed automatically and irrevocably exercised as of March 15, 2023. The Company issued 105,431 Class A ordinary shares (the “Warrant Shares”) to the AlbaCore Existing Notes Subscribers, pursuant to their exercise of the AlbaCore Warrants in full, on March 27, 2023.

On April 17, 2023, the Company agreed to file a registration statement on Form S-3 with the SEC to register resales from time to time of the Private Placement Shares and the Warrant Shares within 10 business days after receiving a written request therefor from the AlbaCore Bridge Notes Subscribers.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1^
Loan Note Facility Agreement, dated March 9, 2023, between the Company, the Original Guarantors identified therein, and Kroll Trustee Services Limited, as Trustee and Security Agent (incorporated by reference to Exhibit 4.8 to the Company's Form 10-K filed with the SEC on March 16, 2023)

4.2^	Supplemental Deed Poll, dated March 15, 2023, relating to US$300,000,000 Notes due 2026 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K filed with the SEC on March 16, 2023)
4.3^	Deed of Amendment and Restatement in Respect of Warrant Instrument, dated March 15, 2023 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K filed with the SEC on March 16, 2023)
4.4
Amendment and Restatement Agreement, dated May 10, 2023, relating to the Loan Note Facility Agreement, dated March 9, 2023, between the Company, the Original Guarantors identified therein, and Kroll Trustee Services Limited, as Trustee and Security Agent

4.5
Loan Note Facility Agreement, dated March 9, 2023, between the Company, the Original Guarantors identified therein, and Kroll Trustee Services Limited, as Trustee and Security Agent, as amended and restated by the Amendment and Restatement Agreement, dated May 10, 2023

10.1^	Form of Subscription Agreement, dated March 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 20, 2023)
10.2^#	Independent Director Agreement, dated as of March 30, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 4, 2023)
10.3
Framework Implementation Agreement, dated May 10, 2023, between the Company, the Obligors identified therein, and AlbaCore Capital LLP, in its capacity as investment manager for the Existing Noteholders and the Bridge Noteholders identified therein

10.4	Second Subscription Agreement, dated May 10, 2023, between Babylon Group Holdings Limited, the New Bridge Noteholders identified therein, and Kroll Trustee Services Limited, as Trustee
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
^ Previously filed.

# Management contract or compensatory plan.

* Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABYLON HOLDINGS LIMITED

Date: May 10, 2023	By:	/s/ Ali Parsadoust
Name: Ali Parsadoust
Title: Chief Executive Officer

Date: May 10, 2023	By:	/s/ David Humphreys
Name: David Humphreys
Title: Chief Financial Officer